Form 10-Q
period 2000-09-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2001-03-27
CIK 1110569

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2000
                                     ------------------

                                         or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    -----------------------


                        Commission File Number 000-30173


                      HUAYANG INTERNATIONAL HOLDINGS, INC.
               (Exact name of Company as specified in its charter)


                NEVADA                                58-1667944
                ------                                ----------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification Number)

         386 Qing Nian Avenue                           110003
            Shenyang, China                           (zip code)
    (Address of principal executive
               offices)


                             011 (86)(24) 2318-0688
                (Issuer's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock, par value $0.02, outstanding on September 30, 2000, was 7,500,807.

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                December 31, 1999 (audited)
           Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (unaudited)
           Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999 (unaudited)
           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits
      (b) Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                  September 30      December 31
                                                      2000             1999
                                                  -----------       -----------
                                                  (Unaudited)       (Audited)
A S S E T S

ASSETS:
  Real estate rental property, net of
    accumulated depreciation of $649,848
     in 2000 and $444,836 in 1999                  $ 31,982,674    $ 31,736,735
  Real estate held for development and sale           6,288,000       6,951,519
  Cash                                                   74,279         133,909
  Due from related companies                          7,147,858       5,162,353
  Investment in affiliates                           15,613,727      15,614,775
  Property and equipment, net of accumulated
    depreciation of $511,846 in 2000 and
      $492,501 in 1999                                  144,488         153,979
  Other assets                                          183,790         162,223
                                                    -----------     -----------

      Total assets                                  $61,434,816     $59,915,493
                                                    ===========     ===========


L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

LIABILITIES:
  Accounts payable and accrued liabilities          $ 4,175,639     $ 3,538,660
  Bank loans                                         17,281,148      17,295,725
  Due to related companies                           14,200,225      15,030,737
  Income taxes payable                                1,443,351       1,369,092
  Deferred interest income                              298,988         188,423
                                                    -----------     -----------
      Total liabilities                              37,399,351      37,422,637
                                                    -----------     -----------

MINORITY INTEREST                                     1,090,068       1,023,801

SHAREHOLDERS' EQUITY, Exhibit C:
  Common Stock, $0.02 par value, authorized
    50,000,000     shares, 7,500,807 shares
      issued and outstanding                            150,016         150,016
  Paid-in capital                                    18,296,291      18,296,291
  Accumulated other comprehensive income                 26,524          31,260
  Retained earnings                                   4,472,566       2,991,488
                                                    -----------     -----------
      Total shareholders' equity                     22,945,397      21,469,055
                                                    -----------     -----------
      Total liabilities and
        shareholders' equity                        $61,434,816     $59,915,493
                                                    ===========     ===========


      The accompanying notes are an integral part of this statement.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                       Nine Months Ended        Three Months Ended
                                         September 30               September 30
                                   ------------------------    -----------------------
                                     2000           1999          2000         1999
                                   ----------    ----------    ----------    ----------
                                          (Unaudited)                (Unaudited)
REVENUES:
  Real estate sales                $1,012,336  $  3,252,480          (128)  $   714,705
  Real estate rental income         1,954,368       551,083       920,130       184,564
  Interest income                     491,398       491,397       163,799       163,799
                                   ----------    ----------    ----------    ----------
      Total revenues                3,458,102     4,294,960     1,083,801     1,063,068
                                   ----------    ----------    ----------    ----------
COSTS AND EXPENSES:
  Cost of real estate sold            662,613     2,311,489           (84)      474,509
  Real estate operating expenses       38,799        78,839         8,960        51,541
  Depreciation                        195,925       247,205        64,961        83,068
  Interest expense                    507,762       641,798       171,047       213,858
  Other operating expenses            197,180        70,498        27,500      (160,128)
                                   ----------    ----------    ----------    ----------
      Total costs and expenses      1,602,279     3,349,830       272,384       662,849
                                   ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST             1,855,823       945,131       811,417       400,220

PROVISION FOR INCOME TAXES            309,008       118,751        14,494       (86,395)
                                   ----------    ----------    ----------    ----------
INCOME BEFORE MINORITY INTEREST     1,546,815       826,380       796,923       486,615

MINORITY INTEREST                     (65,737)      (20,943)      (33,850)      (11,460)
                                   ----------    ----------    ----------    ----------

NET INCOME                          1,481,078       805,437       763,073       475,155

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
    adjustments                        (4,736)        8,736        (9,609)         (486)
                                   ----------    ----------    ----------    ----------
COMPREHENSIVE INCOME               $1,476,342    $  814,173    $  753,464    $  474,669
                                   ==========    ==========    ==========    ==========

NET INCOME PER SHARE (basic)       $     0.20    $     0.11    $     0.10    $     0.06
                                   ==========    ==========    ==========    ==========


         The accompanying notes are an integral part of this statement.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000                      1999
                                                            -----------               -----------
                                                            (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 1,481,078              $   805,437
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sales of real estate                              (349,723)                (940,991)
      Net cash proceeds from sales of real estate              1,012,336                3,252,480
      Real estate development costs                             (419,436)              (1,510,869)
      Depreciation                                               195,925                  247,205
      Increase in other assets                                   (21,567)                 (12,057)
      Increase in accounts payable and accrued liabilities       636,979                8,740,478
      Decrease in deposits on real estate sales                        -               (3,332,050)
      Increase in deferred interest income                       110,565                  110,565
      Decrease (increase) in comprehensive income                 (4,736)                   8,736
      Increase in income taxes payable                            74,259                   61,563
                                                             -----------              -----------
      Net cash provided by operating activities                2,715,680                7,430,497
                                                             -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                                        (1,048)                  (1,484)
  Purchase of equipment                                           (9,936)                 (11,052)
                                                             -----------              -----------
      Net cash used in investing activities                      (10,984)                 (12,536)
                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to bank loans                                       (14,577)              (1,050,579)
  Repayments to related companies                             (2,816,017)              (7,783,880)
  Contributed capital                                                  -                  950,000
  Increase in minority interest                                   66,267                    4,816
                                                             -----------              -----------
      Net cash used in investing activities                   (2,764,326)              (7,879,643)
                                                             -----------              -----------

NET INCREASE (DECREASE) IN CASH                                  (59,631)                (461,682)

CASH, beginning of the period                                    133,909                  612,612
                                                             -----------              -----------
CASH, end of the period                                      $    74,279              $   150,930
                                                             ===========              ===========

SUPPLEMENTARY CASH FLOW INFORMATION:

  Interest paid                                              $   348,982              $   582,249
                                                             ===========              ===========

  Income taxes paid                                          $         -              $         -
                                                             ===========              ===========


         The accompanying notes are an integral part of this statement.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      THE REPORTING ENTITY

      The financial statements of Huayang International Holdings, Inc. and Subsidiary (HIHI) reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). HIHI has a 95% ownership interest in HAITONG. HIHI also has a less than majority ownership interest in three other companies, Changyang International Hotel (Shenyang) Co. Ltd. (HOTEL), Changyuan (Shenyang) Park Ltd. (GARAGE) and Changhua (Shenyang) Business Co. Ltd. (BUSINESS CENTER) collectively referred to as HOTEL GROUP.

      HIHI is incorporated under the laws of the State of Nevada in the United States. HAITONG, HOTEL, GARAGE and BUSINESS CENTER are incorporated under the laws of the People's Republic of China (PRC).

      PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements of HIHI include its subsidiary HAITONG. All significant inter-company accounts and transactions have been eliminated in the consolidation. HIHI accounts for its investment in HOTEL GROUP under the equity method.

      NATURE OF OPERATIONS AND CONCENTRATION OF RISK

      HAITONG is in the business of developing a mixed-use (commercial and residential) building in Shenyang City Nanhu Scientific and Technological Development Zone, Liaoning province, People's Republic of China. Next to this building is a hotel complex under development by HOTEL. Both buildings are on top of a podium and a garage, which are under development by HAITONG, BUSINESS CENTER and GARAGE.

            The real estate market and hospitality industries in the PRC are affected by various economic and political factors that are beyond the control of HIHI. The ultimate sales of development properties of HAITONG, in the opinion of management, will exceed the costs incurred plus the costs to complete the development.

      REAL ESTATE HELD FOR DEVELOPMENT AND SALE

            Real estate held for development and sale is stated at the lower of cost or net realizable value. Expenditures for land development are capitalized and are allocated to development projects by the specific identification method. Costs are allocated to specific units based on the ratio of the unit sales price to the estimated total project sales price times the total project costs.

      REAL ESTATE RENTAL PROPERTY

            Real estate rental property is stated at cost. Depreciation and amortization of real estate rental property is being provided on a straight-line method over the estimated useful lives of 40 to 50 years and amounted to $176,425 and $176,451 for the nine months ending September 30, 2000 and 1999, respectively.

      PROPERTY AND EQUIPMENT

      Land use rights, building, furniture, fixtures, equipment and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 50 years.

      Equipment and vehicles as of September 30 consist of the following:

                                      2000        1999
                                    ---------   ---------
      Equipment                     $ 313,149   $ 289,520
      Vehicles                        343,186     343,297
                                    ---------   ---------
            Totals                    656,335     632,817
      Less accumulated depreciation   511,847     463,900
                                    ---------   ---------
            Totals                  $ 144,488   $ 168,917
                                    =========   =========

      The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the nine months ended September 30, 2000 and 1999 amounted to $19,500 and $70,754, respectively.

      HIHI acquired land use rights from The People's Republic of China for a period of fifty years. The costs of the rights have been capitalized to the real estate development projects and once the constructed assets are ready for their intended use, the land use rights are amortized over the remaining useful life.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2000, the Company expects these assets to be fully recoverable.

      CASH AND CONCENTRATION OF RISKS

      For purposes of the statement of cash flows, HIHI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. All cash in state-owned banks are not covered by insurance. HIHI has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $74,279 and $150,930 as of September 30, 2000 and 1999, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      HIHI's financial instruments include cash and cash equivalents, accounts payable and bank loans. Management has estimated that the carrying amount approximates fair value.

      FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The financial position and results of operations of HIHI's companies are determined using United States dollars as the functional currency. Assets and liabilities of HIHI's companies are translated at the prevailing exchange rate in effect at the balance sheet date. Revenues and expenses are translated at an average of exchange rate in effect during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity. Gains and losses on foreign exchange transactions are included in statement of income except for the transactions attributable to the development of the project, which are included in the development costs.

      REVENUE RECOGNITION

      Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standards No. 66. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (a) the parties are bound by the terms of a contract,
      (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged (d) all conditions precedent to closing have been performed (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the Buyer.

      Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

      EARNINGS PER SHARE

      HIHI adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS at September 30, 2000 and 1999.

      CAPITALIZED INTEREST

      HIHI follows the policy of capitalizing interest as a component of building construction costs. Total interest expense incurred for the nine months ended September 30, 2000 and 1999 amounted to $927,123 and $1,247,775, respectively. Total interest expense capitalized as part of the construction costs for the nine months ended September 30, 2000 and 1999 amounted to $419,361 and $605,977, respectively.

      INCOME TAXES

      HIHI adopted Statement of Financial Accountant Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

      The operations of HAITONG and HOTEL are subject to the income tax laws of the People's Republic of China but not subject to the U.S. income tax except for repatriated dividends.

      Under the Sino-U.S. bilateral tax treaty, the Chinese government is allowed to withhold tax on interest from HOTEL to HIHI with a maximum withholding rate not to exceed 10.00%. A credit is then allowed for income tax paid to China by a resident or citizen of the United States. A provision of $61,425 has been included in the provision for Chinese Income Taxes for the period ending September 30, 2000 and 1999 with a corresponding credit of $61,425 used to offset the current income tax provision for the United States.

      HIHI had tax benefits from net operating loss carryovers that expired through the year 2013 in the amount of $362,000. In the year ended December 31, 1999 the entire net operating loss carryovers were used to offset a portion of the 1999 income tax provision. Accordingly the United States tax provision for the nine months ended September 30, 1999 reflects the utilization of the net operating loss and the foreign tax credit. The provision for United States Income Taxes has been made at the prevailing rates as prescribed by the Internal Revenue Code. No provision for deferred taxes has been provided, as there are no temporary differences as of September 30, 2000 and 1999.

      Provision for China Income Tax has been made at the prevailing rate of taxation of 33% on the estimated assessable profit for the period after utilization of losses brought forward from previous year. Provision for China Real Estate Tax has been made at the prevailing rate of taxation of 12% on the rental income for the period. The provision for income taxes consisted of the following:

                                                 2000        1999
                                               ---------   ---------
      Provision for United States Income Tax   $  62,140   $  49,140
      Provision for China Income Tax                   -           -
      Provision for China Real Estate Tax        246,868      69,611
                                               ---------   ---------
      Totals                                   $ 309,008   $ 118,751
                                               =========   =========


      The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                 2000        1999
                                                 ----        ----
      U.S. Statutory rates                        34%         34%
      Foregin income not recoginzed in U.S.      (29)        (18)
      Effects of NOL Carryovers                              (10)
      China Income taxes                           -           -
      China Real Estate taxes                     12           7
                                                ----        ----
            Effective tax rate                    17%         13%
                                                ====        ====

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

      NEW AUTHORITATIVE PRONOUNCEMENTS

      The Financial Accounting Standards Board (SFAS) has issued SFAS No. 133, "Accounting for Derivative and Hedging Activities." This new accounting standard does not have any impact on the Company's financial statements.

2.    SHAREHOLDERS' EQUITY

      HIHI has the following common shares as of September 30, 2000 and 1999:

                                         8.               1999
                                    ----------        ----------
      Authorized                    50,000,000        50,000,000
      Issued and outstanding         7,500,807         7,500,807
      Par value                     $     0.02        $     0.02


      HIHI was formerly known as Power Capital Corporation (PCC) which its stock was traded on the Over The Counter (OTC) securities market under NASDAQ. PCC has been dormant for some years and has been delisted. However, immediately prior to the acquisition and the issuance of common shares as described below, PCC has issued and outstanding common shares of 100,807 shares to various shareholders.

      On December 29, 1995, PCC signed an Acquisition Agreement (Agreement) as amended on January 5, 1996, with Huayang International Trust (TRUST), a business domiciled in the Isle of Man, whereas the TRUST would sell its 95%, 20%, 20% and 20% investments in HAITONG, HOTEL, GARAGE and BUSINESS CENTER, respectively, to PCC in exchange for 6,000,000 shares of common stock of PCC. HIHI recorded this acquisition under the purchase method of accounting for a total purchase price of approximately $17,500,000. On January 5, 1996, 6,000,000 shares were issued to TRUST. At the date of acquisition, PCC changed its name to HIHI.

      On January 5, 1996, HIHI issued 1,400,000 shares of common stock of PCC to certain entities and individuals in exchange for their consulting services at a value of $28,000.

      HHI is also authorized to issue preferred stock with a par value of $.02. The Board of Directors is authorized to establish the series, fix and determine the rights, preferences and limitations of the preferred stock. As of September 30, 2000 and 1999, there were no preferred stocks issued and outstanding, respectively.

3.    REAL ESTATE

      As of September 30, 2000 and 1999, real estate consists of the following:

                                                8.          1999
                                          -----------   -----------
      Real estate rental property, net $33,189,913 $35,187,511 Real estate held for development
        and sale                            6,288,000     8,084,758
                                          -----------   -----------
            Totals                        $39,477,913   $43,272,269
                                          ===========   ===========

      The real estate is located in Shenyang, the People's Republic of China. Certain of these properties have been pledged to secure bank loans granted to HAITONG as more fully described in note 6.

4.    INVESTMENT IN AFFILIATES

      Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of September 30:

                                                8.        1999
                                          -----------  -----------
      Share of net assets                 $ 7,233,366  $ 7,238,901
      Advances made                         8,380,361    8,377,881
                                          -----------  -----------
            Totals                        $15,613,727  $15,616,782
                                          ===========  ===========

                                            Place of                   Ownership          Principal
      Name                                  Incorporation              interest           activity

      Changyang International               The People's               20%                Hotel
       Hotel (Shenyang) Co. Ltd.            Republic of China                             operation
             (Hotel)

      Changhua (Shenyang)                   The People's               20%                Business
        Business Co., Ltd.                  Republic of China                             center,
       (Business Center)                                                                  commercial
                                                                                          retail

      Changhua (Shenyang)                   The People's               20%                Car
       Business Co., Ltd.                   Republic of China                             Parking
               (Garage)

      Shown below is summarized financial information relative to the investments at September 30, 2000 and 1999:

      SEPTEMBER 30, 2000

                                            BUSINESS
                           HOTEL            CENTER         GARAGE
                           -----------      -----------    -----------
      Balance Sheet
        Assets             $57,223,819      $31,336,831    $21,038,644
        Liabilities         45,154,498       19,306,158      8,971,808
                           -----------      -----------    -----------
        Equity              12,069,321       12,030,673     12,066,836
        Other shareholders'
         equity              9,655,457        9,624,538      9,653,469
                           -----------      -----------    -----------
      HIHI, equity         $ 2,413,864      $ 2,406,135    $ 2,413,367
                           ===========      ===========    ===========

      SEPTEMBER 30, 1999

                                            BUSINESS
                           HOTEL            CENTER         GARAGE
                           -----------      -----------    -----------
      Balance Sheet
        Assets             $61,924,820      $26,284,190    $19,002,601
        Liabilities         49,851,270       14,249,302      6,931,538
                           -----------      -----------    -----------
        Equity              12,073,550       12,034,888     12,071,063
        Other shareholders'
         equity              9,658,840        9,627,910      9,656,850
                           -----------      -----------    -----------
      HIHI, equity         $ 2,414,710      $ 2,406,978    $ 2,414,213
                           ===========      ===========    ===========


            As of September 30, 2000 and 1999, interest income has been accrued on advances made to the Hotel Group; interest receivable amounted to $1,456,294 and $749,802, respectively. Interest is being accrued at the annual rate of 9.00% and is payable once the Hotel opens for operations. In 1998, HIHI fully reserved balance of $340,304 as the Hotel was still under construction and the date of the Hotel opening was still uncertain. As of September 30, 2000, the Hotel is scheduled to be opened by the end of 2000. Management evaluated their reserve at the end of 1999 and management believes the interest receivable will be collectable within the next year. As a result of this evaluation the 1998 reserve has been reduced by $100,000 at the end of 1999. As of September 30, 2000 and 1999, the reserve amounted to $240,304 and $340,304, respectively.

            In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", 20% of the interest income earned on these advances has been deferred until paid. Total deferred interest income, net of applicable Chinese taxes, amounted to $298,988 and $110,565 as of September 30, 2000 and 1999, respectively.


5.    DUE FROM/TO RELATED COMPANIES

            HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company purchases building materials for various projects. In addition, the company has been handling property rental and sales activities for HAITONG. As of September 30, 2000 and 1999, the amount due from the related company amounted to $6,880,695 and $13,666,020, respectively.


      HIHI has entered into an agreement in 1997 with a related company to advance funds in the form of purchased materials. The agreement states that HIHI can postpone principal payments for three years without incurring any interest charges. HIHI has the option to pay off the debt in cash or common stock of HIHI. As of September 30, 2000 and 1999, the total amount of debt under this agreement amounted to $14,787,763.

            HAITONG has entered into an agreement with a property management company owned by HIHI's majority shareholder to manage and maintain one of the buildings, podiums and garages.


6.    BANK LOANS

      The bank loans bear interest ranging from 6.44% to 9.51% annually and are secured by real estate (see note 3) owned by HAITONG and a corporate guarantee given by a related company.

      As of September 30, 2000 and 1999, bank loans consist of the following:

                                                            2000              1999
                                                         ----------        ----------
      Loan from China Construction Bank, due
        November 24, 2000, quarterly interest
        only payments at 7.03% per annum, secured
        by properties and guaranteed by HAITONG          $4,927,120        $4,928,846

      Loan from China Construction Bank, due
        December 28, 2000, quarterly interest
        only payments at 7.62% per annum, secured
        by properties and guaranteed by HAITONG           1,811,441         1,812,076

      Loan from China Construction Bank, due
        December 8, 2000, quarterly interest
        only payments at 6.44% per annum, secured
        by properties and guaranteed by HAITONG             205,297           205,369

      Loan from China Merchant Bank, due
        October 15, 2000, quarterly interest
        only payments at 6.44% per annum, secured
        by properties and guaranteed by HAITONG           2,294,492         2,295,296

      Loan from China Merchant Bank, due

      March 30, 2001, quarterly interest only
        payments at 6.44% per annum, secured
        by properties and guaranteed by HAITONG             797,034           797,313

      Loan from China Agricultural Bank, due
        September 9, 2000, quarterly interest
        only payments at 9.51% per annum, secured
        by properties and guaranteed by HAITONG                             1,232,146

      Loan from China Agricultural Bank, due
        December 21, 1999, quarterly interest
        only payments at 9.51% per annum, secured
        by properties and guaranteed by HAITONG                             1,812,141

      Loan from China Industrial Bank, due
        September 3, 2000, quarterly interest
        only payments at 6.93% per annum, secured
        by properties and guaranteed by HAITONG           3,622,882         3,624,151

      Loan from China Construction Bank, due
        December 6, 2000, quarterly interest
        only payments at 7.11% per annum, secured
        by properties and guaranteed by HAITONG           3,622,882         3,624,151
                                                       ------------        ----------
            Totals                                     $ 17,281,148        20,331,489
                                                       ============        ==========


      Principal repayment requirements of all bank loans based on existing terms at September 30, 2000 are as follows:

            YEAR ENDING                         PRINCIPAL
            DECEMBER 31                         REPAYMENT
               2000                            $17,286,784

      Total interest expense for the nine months ended September 30, 2000 and 1999 amounted to $507,762 and $641,798, respectively.

      The Company is currently in negotiations with their banks to refinance their loan obligations.

7.    SEGMENT REPORTING

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about
      Segments of an Enterprise and Related Information" (SFAS 131).
      SFAS No. 131 requires the Company to disclose information used by management to evaluate its individual business segments. As the Company currently is engaged in only one business segment, no additional disclosures are required. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

8.    Rental Income

      The Company receives rental income from leasing retail, office and residential building space under operating leases. Future minimum rentals, under non-cancelable operating leases to be received over the next five years net of 5% business tax as of September 30, 2000 are as follows:

            YEAR ENDING
            DECEMBER 31,            AMOUNT
            ------------            ---------
            2000                    $  933,000
            2001                     3,755,000

            2002                     2,666,000
            2003                     2,521,000
            2004                       840,000




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the discussions herein. Factors that could cause or contribute to such differences include, but not limited to, risks and uncertainties related to the general economic situations in China and in the world, the availability for additional funds, whether we can successfully manage the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed.

RESULTS OF OPERATIONS

      Revenues for the nine months ended September 30, 2000 were $3,458,102, decreased 19.5% from $4,294,960 over the nine months ended September 30, 1999. This decrease was primarily attributable to a 68.9% decrease in revenues from real estate sales, offset in part by a 254.6% increase in real estate rental income. For the nine months ended September 30, 2000, revenues from real estate sales decreased to $1,012,336 from $3,252,480, while revenues from real estate rental increased to $1,954,368 from $551,083 over the same period of 1999. These changes reflect the fact that we are close to completing the sale of our real estate property held for sale, and real estate rental income and other operating income will gradually become our major revenue source. We expect further decline in total revenues as our major revenue source shifts from property sales to rental income. As of September 30, 2000, the remaining real estate property held for sale and net real estate property were $6,288,000 and $31,982,674, respectively, compared to $8,084,758 and $35,187,511 a year ago. Interest income was $491,398 for the nine months ended September 30, 2000, compared to $491,397 for the nine months ended September 30, 1999.

      Total costs and expenses were $1,602,279 in the nine months ended September 30, 2000, down from $3,349,830 in the nine months ended September 30, 1999, a decrease of 52.2%. For the nine months ended September 30, 2000, costs of real estate sold dropped 71.3% to $662,613 from $2,311,489, real estate operating expenses dropped 50.8.0% to $38,799 from $78,839, and depreciation expenses dropped 20.7% to $195,925 from $247,205 over the same period in 1999. Other operating expenses for the nine months ended September 30, 2000 increased 179.7% to $197,180 from $70,498 of the same period of 1999, and interest expense for the nine months ended September 30, 2000 dropped 20.9% to $507,762 from $641,798 of the same period of 1999.

      Net income before taxes and minority interest for the nine months ended September 30, 2000 was $1,855,823, up 96.4% from $945,131 over the same period of 1999. Net income increased to $1,481,078 from $805,437 of the same period of 1999, a 83.9% increase. Earnings per share were $0.20, a 83.9% increase from $0.11 of the same period a year ago. These increases were due to the mixed effect of decreased real estate property sales and increased real estate rental income.

      Due to request from Sheraton Hotel Management that certain interior decoration be redesigned, the Hotel completion has been postponed to July 2001 to allow the redecoration work to be performed. Podium A will be open soon after the Hotel's opening.


LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity and capital resources consists of cash, receivables, real estate held for development and sale and receipts from rental activities. It is expected that future cash needs will be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may be available to us.

      We do not have any material commitments for capital expenditures for the year ending December 31, 2001.

      Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, operating cost fluctuations, and other factors that may entail substantial expenses.

      We have retired $4,086,343 of bank debt in 1999 through cash flows from operations and additional advances of $1,747,479 from related companies. As a result of future cash payments required to retire bank loans and debts owed to its related companies, management believes that it will be necessary to secure additional financing to sustain our operations and to fund our anticipated growth.

      As of the date hereof, we have consolidated indebtedness that is substantial in relation to our stockholders equity. As of December 31, 1999, we had total debt of $17,295,725. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

      All of our debt is secured by the Commercial Towers. As of December 31, 1999, our lenders held an aggregate of $17,295,725 of liens against the Commercial Towers as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in a default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.


EFFECT OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES

      We operate in the People's Republic of China, maintain our financial control center in Shenyang, PRC, and record most of our operating activities in Renminbi ("RMB"), the Chinese currency. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the government of the PRC, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks include, but not limited to, the risk of change in the value of short-term investments and financial instruments caused by fluctuations in investment returns, interest rates and foreign currency exchange rates.

      The Company operates in the People's Republic of China, and is exposed to foreign exchange rate fluctuations related to the translation of the financial results of our operations in China into U.S. dollars during consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

      The effect of foreign exchange rate fluctuations on the Company for the three and nine months ended September 30, 2000 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

      The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

      The Company does not hold cash equivalents or marketable securities as of September 30, 2001 and has no plans to do so within the next twelve months.



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 27, 2001        Huayang International Holdings, Inc.

                             /s/ Gao WanJun
                             ----------------------------
                             Name:  Gao WanJun
                             Title:  President and Chief Executive
                             Officer


                             /s/ Wang XiaoLuan
                             ----------------------------
                             Name: Wang XiaoLuan
                             Title:  Vice President and Chief Financial Officer


                             /s/ Wang Yufei
                             ----------------------------
                             Name:  Wang Yufei
                             Title:  Secretary and Director