Form 10KSB40
period 2000-12-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2001-03-30
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                Nevada                                58-1667944
                ------                                ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

         386 Qing Nian Avenue
            Shenyang, China
    (Address of principal executive                     110003
               offices)                               (Zip Code)

Issuer's telephone number: (86)(24) 2318-0688

Securities registered under Section 12(b) of the Exchange Act:

            Title of each class     Name of each exchange on which registered

            NONE                    NONE
            ----                    ----

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $0.02
                          -----------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for its most recent fiscal year, ending December 31, 2000, were $6,459,496.

As of December 31, 2000, the aggregate market value of the $0.02 Par Value Common Stock held by non-affiliates of the registrant was approximately $4,583,144 based on the book value for the stock on that date. This amount excludes the market value of 6,000,000 shares of Common Stock beneficially owned by the registrant's directors and officers.

The number of shares of common stock, par value $0.02, outstanding on December 31, 2000, was 7,500,807.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                      INDEX

PART I.

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II.

Item 5.  Market for Registrant's Common Equity and Related
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.  Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

                                     PART I.

Item 1. Business

OVERVIEW

      This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. The actual results may vary materially from these expectations, estimates and projections. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

      Huayang International Holdings, Inc. (the "Company", "We", or "Registrant"), formerly known as Power Capital Corp. ("PCC"), is a real-estate development company engaged in the development and construction of a 162,000 meter hotel, apartment and office complex in Shenyang, the People's Republic of China. The Company's current activities include the development of a 162,000 square meter hotel and business property in Shenyang, China.

STRUCTURE OF THE COMPANY

      We conduct our business through our 95% owned subsidiary Shenyang Haitong House Properties Development, Ltd ("Haitong"), and the following joint ventures in which the Company holds a 20% stake: Changyang International Hotel Co., Ltd. ("Hotel"), Changhua (Shenyang) Business Co., Ltd. ("Business Center") and Changyuan (Shenyang) Car Park Co., Ltd. ("Garage") (collectively referred to as the "Hotel Group").

HISTORY

      We were a publicly listed company, incorporated under the laws of the state of Nevada, trading on the Over the Counter ("OTC") Bulletin Board.

      On December 29, 1995, PCC signed an acquisition agreement, as amended on January 5, 1996, with the Huayang International Trust (the "Trust"), whereby the Trust sold its 95%, 20%, 20% and 20% investments in Haitong, Hotel, Business Center and Garage, respectively, to PCC in exchange for 6,000,000 shares of common stock of PCC. On January 5, 1996, 6,000,000 shares were transferred to the Trust. At the date of acquisition, PCC changed its name to Huayang International Holdings, Inc. Our shares were formerly traded on the OTC Bulletin Board under the symbol "HIHI" and commenced trading on January 24, 1996. The trading prices ranged between $0.25 and $4.375 per share. On December 15, 1999, the Company shares were delisted from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the Securities and Exchange Commission (the "Commission"). We have filed Form 10SB in an effort to comply with the Eligibility Rule, and plan to apply for relisting on the OTC Bulletin Board as soon as this Form 10SB reaches "no comment" stage with the Commission. We expect to be relisted in April 2001 or soon thereafter.

BUSINESS

      We are engaged in real estate development. As of now, we are primarily engaged in developing the Huayang International Mansion ("Commercial Towers"). Upon completion, the Mansion will be a mixed-use complex with a total construction area of 162,000 square meters. The Commercial Tower is located in Shenyang, a major Chinese city with a population of nearly seven million, offering residential, hotel, office, recreation, shopping and conference facilities.

      The building consists of two towers and two podiums. Haitong owns Tower A and Podium A, while Hotel Group owns Tower B and Podium B of the building.

      Tower A is a 22 story construction with 330 office units, 220 business apartments, and 66 penthouse apartments, totaling approximately 56,000 square meters. Assuming all the units in Tower A are sold, then we estimate that it will provide at least US$40 million in gross revenues. Podium A is a five story construction totaling approximately 27,000 square meters, with 21,418 square meters of commercial space for lease. As of December 31, 2000, 377 units of Tower A totaling approximately 31,510 square meters (56% of the total area) had been sold, generating approximately US$25 million in gross revenues, and 171 Tower A units totaling approximately 14,126 square meters (25% of total area) had been leased, generating US$1.7 million in annual gross revenues. Approximately 13,027 square meters of commercial space in Podium A had been leased, generating US$1.1 million in annual revenues.

      Tower B and Podium B of the building totaling approximately 80,000 square meters will be operated by Sheraton Overseas Management Corporation and Hotel Group together as Sheraton Shenyang Lido Hotel. When completed, the five-star hotel will have 533 rooms/suites and 90 luxury apartments. Assuming an occupancy rate of 70%, and a standard room rate of US$140, the hotel will generate US$46.65 million each year in gross revenues, including revenues derived from room charges, restaurants and bars, recreation facilities, business facilities and car park. The service facilities in the hotel will serve the entire building.

      There can be no assurance, however, that such an occupancy and room rate will be attained.

      The Commercial Tower is conveniently located in the City's Special Economic Zone for new and hi-tech enterprises, and is only approximately 15 minutes away from the city's international airport and approximately 10 minutes away from the city's main railway station. Qingnian Avenue, a major traffic thoroughfare for the city leads to the building. Wulihe Stadium, the city's newest and most advanced stadium is located just on the northern side of the building. Regent Park, on the western side of the building, is a luxury residential area under development. JW Marriott Hotel and China Northern Airline's main office face the building's south side. To the east, across Qingnian Avenue is Riverside Garden, considered the most luxurious residential development in northeastern China. Some major entertainment facilities, such as Summer Place (a water park), the Science and Technology Museum and an aquarium are also located nearby.

      The total cost for the project is budgeted at US$170 million, of which it is expected that US$70 million will fund the development of Tower A and Podium A, and US$100 million will pay the costs of developing the Sheraton Hotel.

      The project was scheduled to be completed by December 2000. Construction on Tower A was completed in December 1999. However, due to additional interior decoration related work resulting from redesign and furbish request from Sheraton Overseas Management Corporation and Hotel Group, the project is now scheduled to be completed by July, 2001.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

      The following is a discussion of our investment policies, financing policies and policies with respect to certain other activities. These policies have been determined by our directors and may be amended or revised from time to time at the discretion of the directors without a vote of the stockholders.

1) Investment Policies

      Investment In Real Estate Or Interests In Real Estate - We will invest in office buildings, apartments and income producing real estate which may offer satisfactory levels of cash flow and prospects for growth in cash flow and value. We will focus primarily in China, particularly the Northeast part of the country, but may consider valid opportunities in other regions. We will actively manage and operate a majority of our income producing real estate investments. We may enter into joint ventures and other arrangements with third parties who may provide equity or expertise in a variety of real estate ventures. We will rehabilitate properties when the expected returns justify the costs of rehabilitation. We will build office buildings, apartments and other income producing real estate properties when the expected returns are in excess of those available in acquisitions and justify the increased risk. Our real estate investments will generally be for income. But we may sell the properties depending on the value realization on a case by case basis. We do not have a policy limiting the amount or percentage of assets which will be invested in any specific property.

      Investment In Real Estate Mortgages - While we will emphasize equity real estate investments and have no current plans to invest in mortgages, we may invest in real estate mortgages in the future.

      Securities Of Or Interests In Persons Primarily Engaged In Real Estate Activities - We may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

      Investments In Other Securities - While we will emphasize equity investments in real estate projects, we may consider bonds, preferred stocks, common stocks or other types of securities in entities which invest in real estate. In particular, we may enter into joint ventures and other arrangements with third parties who may provide equity or expertise in a variety of real estate ventures.

2) Financing Policies

      We will seek to finance our investments through both public and private secured and unsecured debt offerings, as well as public and private placements of our equity securities. The equity securities may include both common and preferred equity issues. There are currently no restrictions on the amount of debt that we may incur. For the past three years, our projects are mainly financed through bank loans and investment from our principal equity shareholders. While we may issue preferred stock and bonds, we did not issue any senior securities in the past three years.

      We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments, including those currently encumbering our properties, usually limit additional indebtedness on such properties. We may also use bond financing from affordable housing programs where appropriate.

3) Lending Policies

      The Company did not in the past and does not intend to make loans to other persons.

4) Policies With Respect To Other Activities

      We may spin-off to our common stockholders, shares of our subsidiaries or shares of other entities we have acquired through the sale of our properties, investments or otherwise. These spin-offs may be taxable or non-taxable, depending upon the facts and circumstances. We did not engage in such activities in the past three years.

      We may make investments other than as previously described. We may engage in the purchase and sale of investments. The Company may offer its shares of common or preferred stock in exchange for property and to repurchase or otherwise reacquire its shares of common or preferred stock and may engage in such activities in the future. Specifically, the Company may consider an odd lot program to repurchase common stock from holders of fewer than 100 shares. The Company does not intend to engage in trading, underwriting or the agency distribution or sale of securities of other issuers. The Company may invest in securities of other issuers for purpose of exercising control. In the past three years, the Company did not engage in any of the above activities.

      The Company intends to make annual reports to its shareholders which provides updated information about its operations as well as financial statements certified by independent public accountants.

      Our policies with respect to these activities may be reviewed and modified from time to time by our directors without notice to or vote of the stockholders.

MARKET AND COMPETITION

      Shenyang is the capital city of Liaoning Province. It is a major Chinese city with a population of nearly 7 million. It was ranked by the

State Statistical Bureau as the fifth largest city in China in terms of economic strength, after Shanghai, Beijing, Tianjin and Guangzhou. Shenyang is one of the most important heavy industrial centers of China. Shenyang is also the most important traffic hub for northeastern China. It connects Beijing with major cities such as Dalian, Harbin, Dandong, and Changchun as well as Russia, Mongolia and North Korea.

      In the process of China's economic reform, Shenyang has put great effort into developing projects with high economic growth potential and has significantly improved its infrastructure to ensure that its economy will continue to grow. The city has given priority to the automobile manufacturing, service, and high technology sectors and has been quite successful in attracting investments in these sectors. For example, large automakers such as Toyota, General Motors and Ford all have established joint ventures in the city.

      The economic development has led to a higher level of demand for office space, retail space, business apartments and hotels, especially for high-end properties with good locations and quality services. We quickly responded to market demands and initiated the Huayang International Mansion project, which will provide office space, luxury residential units, retail space, entertainment functions, convention andexhibition functions as well as a five star-hotel.

      We are in direct competition with a number of real estate development and property management companies that also provide office space to businesses in Shenyang. Some of these companies may have more resources than we do, or are able to offer similar services at a better price than we are. The Sheraton hotel will compete directly with other business hotels in Shenyang, such as the JW Marriott and Traders Hotel operated by Shangri-la.

JOINT VENTURES

      In order to enhance the efficiency of the operation of the Commercial Towers, we entered into several joint ventures to operate various aspects of the Commercial Towers.

      Hotel: Hotel is developing a 55,000 square meter, 623 room luxury business hotel in Tower B of the Commercial Towers. We are a 20% stakeholder in the Hotel project. The Hotel will be managed by Sheraton Hotels, a subsidiary of Starwood Hotels & Resorts Trust.

      As of December 31, 1999 the total construction costs of Tower B and Podium B totaled approximately US$99.7 million, of which approximately US$41 million had been paid with the balance to be paid by the principal shareholder, Yick Ho, Ltd., a wholly owned subsidiary of Cheung Kong (Holdings) Limited, a Hong Kong based corporation listed in Hong Kong Stock Exchange. The Company must provide additional financing of US$2,500,000. The Hotel Group is expected to generate annual revenues of $46.65 million based on a 70% annual occupancy rate. This is based on projected revenues of $30.19 million from room tariffs, and US$16.46 million from other services including the Business Center and Garage.

      Business Center: Business Center owns and operates a 20,000 square meter business center occupying the five story podium of Tower B. The Business Center will operate business and conference facilities as well as entertainment facilities. We are a 20% stakeholder in the Business Center project. The Company expects the Business Center to generate annual revenues of $16.25 million.

      Garage: Garage owns and operates a 10,000 square meter parking facility in support of the Hotel and Business Center. The facility occupies two basement levels of Tower B. We are a 20% stakeholder in the Garage project. Based on a 70% annual occupancy rate of the hotel, the parking facilities are expected to generate annual revenues of $211,000.

PROJECT FUNDING

      Our projects were financed through a combination of debt financing in the form of mortgage notes, capital contributions by Mr. Gao Wanjun, one of our officers, directors and controlling shareholders, and shareholder loans made to us by Mr. Gao.

PROJECT STATUS

      Tower A has been completed. There are 330 office units, 220 business apartment units and 66 penthouse apartment units in Tower A, totaling approximately 56,000 square meters. Of the total available space, approximately 40,000 square meters are designated for sale and approximately 16,000 square meters are intended to be leased properties. As of December 31, 2000, approximately 31,510 square meters of floor space had been sold and approximately 14,126 square meters had been leased.

      Podium A has almost been completed and we expect it to begin full operation by July 2001. Of the 21,418 square meters of floor space, Agriculture Bank of China has leased 1,000 square meters of the ground floor area and Spring of Paris, a luxury shopping mall, has leased 12,000 square meters of the second and third floors.

      The construction of Hotel is almost finished as well. The Hotel plans to open by July 2001.

GOVERNMENT REGULATION

      Our projects are subject to various laws and governmental regulations, such as zoning regulations, relating to our business operations and project developments. We must obtain and keep current various licenses, permits and regulatory approvals for its development projects. We believe that we are in compliance with all laws, rules and regulations applicable to its projects and that such laws, rules and regulations do not currently have a material impact on our operations. Due to the increasing levels of development in the areas of China where we currently operate, it is possible that new laws, rules and/or regulations may be adopted that could affect our projects or proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on our project growth or profitability, which could decrease our projected revenues or increase our costs of doing business.

EMPLOYEES

      As of December 2000, the Company had 20 employees, all of which are salaried. No employee group is covered under a collective bargaining agreement. We believe our relationship with our employees is good.

Item 2. Properties

      Our headquarters consists of a 1,818 square meter leased facility in Podium A of the Commercial Towers, located at No. 386 Qingnian Street, Heping District, Shenyang, China 110003. We own the building in which the office is located.

      We have engaged in the development of real estate properties in the Heping District of Shenyang, China, specifically the Huayang International Mansion. The real estate projects in which we hold an interest consist of the following:

      1)    Haitong;
      2)    Hotel;
      3)    Business Center; and
      4)    Garage.

HAITONG

      We own 95% of Haitong. The Haitong project consists of a 26,912 square meter Podium and a 56,409 square meter Tower, divided into office and residential units. The Tower was completed in December 1999, and the Podium is scheduled to be completed by July 2001. The total cost of developing Haitong is approximately US$70 million. These costs were paid through a combination of bank loans and mortgages, guranteed by Haitong and secured by its assets, and capital contributions and loans from shareholders. We currently have bank loans totaling US$17,286,367 outstanding which are secured by a mortgage on the property. The annual interest rates on these bank loans range from 6.44% to 7.62%.

HOTEL, BUSINESS CENTER AND GARAGE (COLLECTIVELY REFERRED TO AS THE "HOTEL
GROUP")

      We own 20% of Hotel. Hotel is building a 50,000 square meter, 623 room luxury business hotel in Tower B of the Commercial Towers. The Hotel will be managed by Sheraton, a subsidiary of Starwood, as the Sheraton Shenyang Lido Hotel. Construction on the Hotel is scheduled to be completed by July 2001. The total construction costs of the Hotel are approximately US$99.7 million, including the costs of developing the Business Center and Garage. The Hotel is expected to generate US$30.19 million per year based on a 70% occupancy rate. The Garage is expected to generate US$211,000 per annum. Business Center owns a 20,000 square meter business center in the five story podium attached to the Hotel, which we expect to generate US$16.249 million in annual revenues. We own 20% of both Garage and Business Center.

HUAYANG INTERNATIONAL MANSION

      We are engaged in real estate development. As of now, we are primarily engaged in developing the Huayang International Mansion ("Commercial Towers"). Upon completion, the Mansion will be a mixed-use complex with a total construction area of 162,000 square meters. The Commercial Tower is located in Shenyang, a major Chinese city with a population of nearly seven million, offering residential, hotel, office, recreation, shopping and conference facilities.

      The building consists of two towers and two podiums. Haitong owns Tower A and Podium A, while Hotel Group owns Tower B and Podium B of the building.

      Tower A is a 28 story construction with 330 office units, 220 business apartments, and 66 penthouse apartments, totaling approximately 56,000 square meters. Assuming all the units in Tower A are sold, then we estimate that it will provide at least US$40 million in gross revenues. Podium A is a five story construction totaling approximately 27,000 square meters, with 21,285 square meters of commercial space for lease. As of December 31, 2000, 377 units of Tower A totaling approximately 31,510 square meters (56% of the total area) had been sold, generating approximately US$25 million in gross revenues, and 171 Tower A units totaling approximately 14,126 square meters (25% of total area) had been leased, generating US$1.7 million in annual gross revenues. Approximately 13,027 square meters of commercial space in Podium A had been leased, generating US$1.1 million in annual revenues.

      Tower B and Podium B of the building totaling approximately 80,000 square meters will be operated by Sheraton Overseas Management Corporation and Hotel Group together as Sheraton Shenyang Lido Hotel. When completed, the five-star hotel will have 533 rooms/suites and 90 luxury apartments. Assuming an occupancy rate of 70%, and a standard room rate of US$140, the Hotel Group will generate US$46.65 million each year in gross revenues, including revenues derived from room charges, restaurants and bars, recreation facilities, business facilities and car park. The service facilities in the hotel will serve the entire building.

      There can be no assurance, however, that such an occupancy and room rate will be attained.

      The Commercial Towers are conveniently located in the City's Special Economic Zone for new and hi-tech enterprises, and is only approximately15 minutes away from the city's international airport and approximately 10 minutes away from the city's main railway station. Qingnian Avenue, a major traffic thoroughfare for the city leads to the building. Wulihe Stadium, the city's newest and most advanced stadium is located just on the northern side of the building. Regent Park, on the western side of the building, is a luxury residential area under development. JW Marriott Hotel and China Northern Airline's main office face the building's south side. To the east, across Qingnian Avenue is Riverside Garden, considered the most luxurious residential development in northeastern China. Some major entertainment facilities, such as Summer Place (a water park), the Science and Technology Museum and an aquarium are also located nearby.

      The total cost for the project is budgeted at US$170 million, of which it is expected that US$70 million will fund the development of Tower A and Podium A, and US$100 million will pay the costs of developing the Sheraton Hotel.

      The project is scheduled to be completed by July 2001. Construction on Tower A was completed in December 1999. The Hotel is scheduled to open by the July 2001.

Item 3. Legal Proceedings

      The Company is not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fiscal year ended December 31, 2000.

PART II.

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

      Our shares were formerly traded on the OTC Bulletin Board under the symbol "HIHI" and commenced trading on January 24, 1996. The trading prices ranged between $0.25 and $4.375 per share. On December 15, 1999, the Company shares were delisted from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the Securities and Exchange Commission (the "Commission"). We have filed Form 10SB in an effort to comply with the Eligibility Rule, and plan to apply for relisting on the OTC Bulletin Board as soon as the Form 10SB reaches "no comment" stage with the Commission. We expect to be relisted in April 2001 or soon thereafter.

    As of October 16, 2000, there were approximately 260 holders of record of our common stock.

      We have not paid dividends and do not anticipate paying dividends in the foreseeable future. The board of directors intends to retain earnings, if any, to finance our growth. Accordingly, any payment of dividends by us in the future will depend upon the need for working capital and our financial conditions of at that time.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed.

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended December 31, 2000 were $6,459,496, decreased 6.78% from $6,929,067 over the fiscal year ended December 31, 1999. This decrease was primarily attributable to a 44.50% decrease in revenues from real estate sales, offset in part by a 246.63% increase in real estate rental income. For the fiscal year ended December 31, 2000, revenues from real estate sales decreased to $2,997,293from $5,400,356, while revenues from real estate rental increased to $2,858,022 from $824,528 over the same period of 1999. These changes reflect the fact that we are close to completing the sale of our real estate property held for sale, and real estate rental income and other operating income will gradually become our major revenue source. We expect further decline in total revenues as our major revenue source shifts from property sales to rental income. As of December 31, 2000, the remaining real estate property held for sale and net real estate property were $5,674,648 and $29,967,631, respectively, compared to $6,951,519 and $31,736,735 a year ago. Interest income was $604,181 for the fiscal year ended December 31, 2000, compared to $704,183 for the fiscal year ended December 31, 1999.

      Total costs and expenses were $3,382,179 in the fiscal year ended December 31, 2000, down from $5,097,836 in the fiscal year ended December 31, 1999, a decrease of 33.65%. For the fiscal year ended December 31, 2000, cost of real estate sold dropped 42.42% to $2,119,286 from $3,680,697, real estate operating expenses dropped 83.31% to $41,269 from $247,281 and depreciation expense increased 1.15% to $334,145 from $330,354 over the same period in 1999. Other operating expenses for the fiscal year ended December 31, 2000 increased 512.12% to $212,730 from $34,753 of the same period of 1999, and interest expense for the fiscal year ended December 31, 2000 dropped -16.15% to $674,749 from $804,751 of the same period of 1999. In fiscal year ended December 31, 2000 we recognized a loss from our investment in the Hotel group. This loss is due to salaries and benefits paid to hotel employees for the pre-opening operations.

      Net income before taxes and minority interest for the fiscal year ended December 31, 2000 was $2,803,717, up 53.11% from $1,831,231 over the same period of 1999. Provisions for income taxes increased 198.64% from $460,745 in 1999 to 1,375,954 in 2000. This increase is in part due to the fact that tax rate for real estate rental is higher than real estate sales. Also, part of the 1999 tax liability was offset by a $362,000 tax benefit from net operating loss carryovers. Net income increased 2.69% to $1,359,295 from $1,323,645 of the same period of 1999. Earnings per share were $0.181, a 2.69% increase from $0.176 of the same period a year ago. These increases were due to the mixed effect of decreased real estate property sales, increased real estate rental income as well as increased tax liabilities.

      Due to additional interior decoration related work resulting from redesign and furbish request from Sheraton Overseas Management Corporation and Hotel Group, the Hotel has been re-scheduled to open in July, 2001 instead of December, 2000 as previously scheduled.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. It is expected that future cash needs will be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may be available to us.

      We do not have any material commitments for capital expenditures for the year ending December 31, 2001.

      Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, operating cost fluctuations, and unplanned capital spending.

      We have retired $9,358 and $4,086,343, respectively, of bank debt in 2000 and 1999 through cash flows from operations and additional advances from related companies. As a result of future cash payments required to retire bank loans and debts owed to its related companies, management believes that it will be necessary to secure additional financing to sustain our operations and to fund our anticipated growth.

      As of the date hereof, we have consolidated indebtedness that is substantial in relation to our stockholders equity. As of December 31, 2000, we had total bank debt of $17,286,367. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

      All of our debt is secured by the Commercial Towers. As of December 31, 2000, our lenders held an aggregate of $17,286,367 of liens against the Commercial Towers as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in a default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of change in the value of short-term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

      The Company operates in the People's Republic of China, and is exposed to foreign exchange rate fluctuations related to the translation of the financial results of our operations in China into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

      The effect of foreign exchange rate fluctuations on the Company for the fiscal year ended December 31, 2000 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

      The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

      The Company does not hold cash equivalents or marketable securities as of December 31, 2000 and has no plans to do so within the next twelve months.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Huayang International Holdings, Inc.
  and Subsidiary

      We have audited the accompanying consolidated balance sheets of Huayang International Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huayang International Holdings, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/ Moore Stephens Frazer and Torbet, LLP

                                    Certified Public Accountants
                                    Walnut, California

February 23, 2001

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999

ASSETS

                                                          2000            1999
                                                      ------------    ------------
ASSETS:
  Real estate rental property, net of
    Accumulated depreciation of $555,647
    in 2000 and $444,836 in 1999                      $ 29,967,631    $ 31,736,735
  Real estate held for development and sale              5,674,648       6,951,519
  Cash                                                         851         133,909
  Due from related companies                            10,087,408       5,211,087
  Investment in affiliates                              15,343,007      15,614,775
  Property and equipment, net                            1,482,376         153,979
  Other assets                                           1,080,112         162,223
                                                      ------------    ------------
         Total assets                                 $ 63,636,033    $ 59,964,227
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

  Accounts payable and accrued liabilities            $  4,384,485    $  3,538,660
  Bank loans                                            17,286,367      17,295,725
  Due to related companies                              15,266,821      15,030,737
  Income taxes payable                                   1,993,187       1,147,412
  Deferred income taxes payable                            337,145         167,696
  Deferred interest income                                 370,158         219,113
                                                      ------------    ------------
         Total liabilities                              39,638,163      37,399,343
                                                      ------------    ------------

MINORITY INTEREST                                        1,092,009       1,023,801

SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares
    issued and outstanding                                 150,016         150,016
  Paid-in capital                                       18,296,291      18,296,291
  Accumulated other comprehensive income                    36,743          31,260
  Retained earnings                                      4,422,811       3,063,516
                                                      ------------    ------------
         Total shareholders' equity                     22,905,861      21,541,083
                                                      ------------    ------------
         Total liabilities and shareholders' equity   $ 63,636,033    $ 59,964,227
                                                      ============    ============

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
  AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           2000            1999
                                                      ------------    ------------
REVENUES:
  Real estate sales                                   $  2,997,293    $  5,400,356
  Real estate rental income                              2,858,022         824,528
  Interest income                                          604,181         704,183
                                                      ------------    ------------
         Total revenues                                  6,459,496       6,929,067
                                                      ------------    ------------
COSTS AND EXPENSES:
  Cost of real estate sold                               2,119,286       3,680,697
  Real estate operating expenses                            41,269         247,281
  Depreciation                                             334,145         330,354
  Interest expense                                         674,749         804,751
  Other operating expenses                                 212,730          34,753
                                                      ------------    ------------
         Total costs and expenses                        3,382,179       5,097,836
                                                      ------------    ------------
LOSS FROM INVESTMENT IN AFFILIATES                         273,600              --
                                                      ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         2,803,717       1,831,231

PROVISION FOR INCOME TAXES                               1,375,954         460,745
                                                      ------------    ------------
INCOME BEFORE MINORITY INTEREST                          1,427,763       1,370,486

MINORITY INTEREST                                          (68,468)        (46,841)
                                                      ------------    ------------
NET INCOME                                               1,359,295       1,323,645

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustments                   5,483          (2,259)
                                                      ------------    ------------
COMPREHENSIVE INCOME                                  $  1,364,778    $  1,321,386
                                                      ============    ============

NET INCOME PER SHARE (basic)                          $       0.18    $       0.18
                                                      ============    ============

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      Accumulated
                                                                         other
                      Number     Common      Paid-in      Retained    comprehensive
                    of shares     stock      capital      earnings       income      Totals
                    ---------    -------    ----------    ---------      ------    ----------
BALANCE
January 1, 1999     7,500,807   $150,016   $17,346,291   $1,739,871     $33,519   $19,269,697
                    ---------   --------   -----------   ----------     -------   -----------
  Net income                                              1,323,645                 1,323,645
  Additions to
   paid in capital                             950,000                                950,000
  Foreign currency
   translation
   adjustments                                                           (2,259)       (2,259)
                    ---------   --------   -----------   ----------     -------   -----------
BALANCE
December 31, 1999   7,500,807    150,016    18,296,291     3,063,516     31,260    21,541,083

  Net income                                               1,359,295                1,359,295
  Additions to
    paid in capital
  Foreign currency
    translation
    adjustments                                                           5,483         5,483
                    ---------   --------   -----------   ----------     -------   -----------
BALANCE
December 31, 2000   7,500,807   $150,016   $18,296,291   $4,422,811     $36,743   $22,905,861
                    =========   ========   ===========   ==========     =======   ===========

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000           1999
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 1,359,295    $ 1,323,645
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on sales of real estate                     (878,007)    (1,719,659)
    Net cash proceeds from sales of real estate     2,997,293      5,400,356
    Real estate development costs                    (735,853)     1,596,181
    Depreciation                                      334,145        372,037
    Loss from investment in affiliates                273,600             --
    Change in investment in affiliates                 (1,832)           523
    Increase in other assets                         (917,889)       (92,707)
    Increase (decrease) in accounts payable
      and accrued liabilities                         845,825     (3,116,775)
    Increase in deposits on real estate sales              --     (3,332,050)
    Increase in deferred income taxes payable         169,449        167,696
    Increase in deferred interest income              151,045        219,113
    Increase in income taxes payable                  845,775        120,707
    Increase (decrease) in comprehensive income         5,483         (2,259)
                                                  -----------    -----------
      Net cash provided by operating activities     4,448,329        936,808
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       --        (24,683)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to short term bank loans                  (9,358)    (4,086,343)
  (Repayments to) advances from related
    companies                                      (4,640,237)     1,698,745
  Contributed capital                                      --        950,000
  Increase in minority interest                        68,208         46,770
                                                  -----------    -----------
         Net cash used in financing activities     (4,581,387)    (1,390,828)
                                                  -----------    -----------

NET DECREASE IN CASH                                 (133,058)      (478,703)

CASH, beginning of year                               133,909        612,612
                                                  -----------    -----------
CASH, end of year                                 $       851    $   133,909
                                                  ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION:

  Interest paid (net of interest capitalized
    of $563,268 in 2000 and $666,627 in 1999)     $   454,469    $   970,322
                                                  ===========    ===========
  Income taxes paid                               $        --    $        --

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

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

Real estate rental property

      Real estate rental property is stated at cost. Depreciation and amortization of real estate rental property is being provided on a straight-line method over the estimated useful lives of 40 to 50 years and amounted to $224,169 and $235,329 for the years ended December 31, 2000 and 1999, respectively.

Property and equipment

      Land use rights, building, furniture, fixtures, equipment and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 50 years.

      Building, equipment and vehicles as of December 31 consisted of the following:

                                        2000              1999

Building                            $1,469,064        $    -
Equipment                              303,102           303,102
Vehicles                               343,186           343,297
      Totals                         2,115,352           646,399

Less accumulated depreciation          632,976           492,420
      Totals                        $1,482,376        $  153,979

      The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $109,976 and $95,025, respectively.

      HIHI acquired land use rights from The People's Republic of China for a period of fifty years. The costs of the rights have been capitalized to the real estate development projects and once the constructed assets are ready for their intended use, the land use rights are amortized over the remaining useful life.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2000, the Company expects these assets to be fully recoverable.

      Cash and concentration of risks

      For purposes of the statement of cash flows, HIHI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. All cash in state-owned banks are not covered by insurance. HIHI has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $851 and $78,528 as of December 31, 2000 and 1999, respectively.

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

Earnings per share

      HIHI adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS at December 31, 2000 and 1999.

Capitalized Interest

      HIHI follows the policy of capitalizing interest as a component of building construction costs. Total interest expensed for the years ended December 31, 2000 and 1999 amounted to $674,749 and $804,751, respectively. Total interest expense capitalized as part of the construction costs for the years ended December 31, 2000 and 1999 amounted to $563,268 and $666,627, respectively.

Income taxes

      HIHI adopted Statement of Financial Accountant Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The deferred taxes payable of $337,145 and $167,696 as December 31, 2000 and 1999, respectively represent taxes on interest income, net of expenses.

      The operations of HAITONG and HOTEL are subject to the income tax laws of the People's Republic of China but not subject to the U.S. income tax except for repatriated dividends.

      Under the Sino-U.S. bilateral tax treaty, the Chinese government is allowed to withhold tax on interest from HOTEL to HIHI with a maximum withholding rate not to exceed 10.00%. A credit is then allowed for income tax paid to China by a resident or citizen of the United States. A provision of $75,523 and $104,680 has been included in the provision for Chinese Income Taxes for the years ended December 31, 2000 and 1999, respectively, with a corresponding credit of $75,523 and $104,680 was used to offset the current income tax provision for the United States.

      HIHI had tax benefits from net operating loss carryovers that expired through the year 2013 in the amount of $362,000. In the year ended December 31, 1999 the entire net operating loss carryovers were used to offset a portion of the 1999 income tax provision. Accordingly the United States tax provision for the years ended December 31, 1999 reflects the utilization of the net operating loss and the foreign tax credit. The provision for United States Income Taxes has been made at the prevailing rates as prescribed by the Internal Revenue Code.

      Provision for China Income Tax has been made at the prevailing rate of taxation of 33% on the estimated assessable profit for the period after utilization of losses brought forward from previous year. Provision for China Real Estate Tax has been made at the prevailing rate of taxation of 12% on the rental income for the period. The provision for income taxes consisted of the following:

                                                    2000        1999

Provision for United States Income Tax          $  108,926  $  152,020
Provision for China Income Tax                     906,015     204,575
Provision for China Real Estate Tax                361,013     104,150
      Totals                                    $1,375,954  $  460,745

      The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                          2000        1999

U.S. Statutory rates                       34%         34%
Foreign income not recoginzed in U.S.     (29)        (22)
Effects of NOL Carryovers                              (7)
China Income taxes                         27          14
China Real Estate taxes                    12           6
Effective tax rate                         44%         25%

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

Note 2 - Shareholders' equity

      HIHI has the following common shares as of December 31, 2000 and 1999:

                                  2000              1999

Authorized                    50,000,000        50,000,000
Issued and outstanding         7,500,807         7,500,807
Par value                     $     0.02        $     0.02

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

      HHI is also authorized to issue preferred stock with a par value of $.02. The Board of Directors is authorized to establish the series, fix and determine the rights, preferences and limitations of the preferred stock. As of December 31, 2000 and 1999, there were no preferred stocks issued and outstanding, respectively.

Note 3 - Real estate

      As of December 31, 2000 and 1999, real estate consists of the following:

                                             2000              1999

Real estate rental property, net          $29,967,631       $31,736,735
Real estate held for development and sale   5,674,648         6,951,519
        Totals                            $35,642,279       $38,688,254

      The real estate is located in Shenyang, the People's Republic of China. Certain of these properties have been pledged to secure bank loans granted to HAITONG as more fully described in note 6.

Note 4 - Investment in Affiliates

      Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of December 31:

                                        2000              1999

Share of net assets                 $ 6,951,607       $ 7,223,375
Advances made                         8,391,400         8,391,400
        Totals                      $15,343,007       $15,614,775

                              Place of          Ownership         Principal
Name                          incorporation     interest          activity

Changyang International Hotel The People's      20%               Hotel
  (Shenyang) Co. Ltd. (Hotel) Republic of China                   operation

Changhua (Shenyang)           The People's      20%               Business
  Business Co., Ltd.          Republic of China                   center,
  (Business Center)                                               commercial
                                                                  retail

Changhua (Shenyang)           The People's      20%               Car parking
   Business Co., Ltd.         Republic of China
  (Garage)

      Shown below is summarized financial information relative to the investments at December 31, 2000 and 1999:

December 31, 2000

                                          BUSINESS
                        HOTEL             CENTER            GARAGE
Balance Sheet
  Assets                $55,711,269       $32,487,369       $19,226,508
  Liabilities            45,006,291        20,453,063         7,156,028
  Equity                 10,704,978        12,034,306        12,070,480
  Other shareholders'
     equity               8,572,025         9,629,291         9,656,841
HIHI, equity            $ 2,132,953       $ 2,405,015       $ 2,413,639

Revenue                 $        --
General expense           1,367,986
Net loss                $(1,367,986)

HIHI share of loss      $  (273,600)

December 31, 1999

                                          BUSINESS
                        HOTEL             CENTER            GARAGE
Balance Sheet
  Assets                $52,857,416       $30,703,805       $20,969,801
  Liabilities            40,786,508        18,671,388         8,901,216
  Equity                 12,070,908        12,032,417        12,068,585
  Other shareholders'
     equity               9,665,130         9,627,930         9,655,475
HIHI, equity            $ 2,405,778       $ 2,404,487       $ 2,413,110

      As of December 31, 2000 and 1999, interest income has been accrued on advances made to the Hotel Group; interest receivable amounted to $1,850,757 and $1,095,531, respectively. Interest is being accrued at the annual rate of 9.00% and is payable once the Hotel opens for operations. As of December 31, 2000, the Hotel is scheduled to be opened by July 2001. Management evaluated their reserve at the end of 2000 and management believes the interest receivable will be collectable within the next year. As of December 31, 2000 and 1999, the reserve amounted to $240,304 and $240,304, respectively.

      In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", 20% of the interest income earned on these advances has been deferred until paid. Total deferred interest income, amounted to $370,158 and $219,113 as of December 31, 2000 and 1999, respectively.

Note 5 - Due from/to related companies

      HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company purchases building materials for various projects. In addition, the company has been handling property rental and sales activities for HAITONG. As of December 31, 2000 and 1999, the balance due from the related company amounted to $8,476,955 and $4,355,861, respectively.

      HIHI has entered into an agreement in 1997 with a related company to advance funds in the form of purchased materials. The agreement states that HIHI can postpone principal payments for three years starting from the initial shipment without incurring any interest charges. HIHI has the option to pay off the debt in cash or common stock of HIHI. As of December 31, 2000 and 1999, the total amount of debt under this agreement amounted to $14,787,763.

      HAITONG has entered into an agreement with a property management company owned by HIHI's majority shareholder to manage and maintain one of the buildings, podiums and garages.

Note 6 - Bank loans

      The bank loans bear interest ranging from 6.44% to 7.11% annually and are secured by real estate (see note 3) owned by HAITONG and a corporate guarantee given by a related company.

      As of December 31, 2000 and 1999, bank loans consist of the following:

                                                     2000         1999

 Loan from China Construction Bank, due December
      29, 2000, monthly interest
      only payments at 7.02% per annum, secured
      by properties and guaranteed by HAITONG        $4,925,166   $4,927,834
 Loan from China Construction Bank, due December
      28, 2000, monthly interest
      only payments at 6.44% per annum, secured
      by properties and guaranteed by HAITONG          1,810,723   1,811,704
 Loan from China Construction Bank, due December
      28, 2000, monthly interest
      only payments at 6.44% per annum, secured
      by properties and guaranteed by HAITONG           205,215      205,326
 Loan from China Merchant Bank, due August
      30, 2001, quarterly interest only
      payments at 6.44% per annum, secured
      by properties and guaranteed by HAITONG         2,293,581    2,294,825
 Loan from China Merchant Bank, due August 30,
      2001, quarterly interest only
      payments at 6.44% per annum, secured
      by properties and guaranteed by HAITONG           808,790      809,222
 Loan from China Industrial Bank, due September
      3, 2000, quarterly interest
      only payments at 6.93% per annum, secured
      by properties and guaranteed by HAITONG         3,621,446    3,623,407
 Loan from China Construction Bank, due December
      6, 2000, quarterly interest
      only payments at 7.11% per annum, secured
      by properties and guaranteed by HAITONG         3,621,446    3,623,407

                                   Totals           $17,286,367  $17,295,725

      Principal repayment requirements of all bank loans based on existing terms at December 31, 2000 are as follows:

    YEAR ENDING         PRINCIPAL
    DECEMBER 31         REPAYMENT

      2001             $17,286,367

      Total interest expense for the years ended December 31, 2000 and 1999 amounted to $1,238,017 and $1,471,378, respectively.

      The Company is currently in negotiations with their banks to refinance their loan obligations.

Note 7 - Segment reporting

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

Note 8 - Rental income

      The Company receives rental income from leasing retail, office and residential building space under operating leases. Future minimum rentals, under non-cancelable operating leases to be received over the next five years net of 5% business tax as of December 31, 2000 are as follows:

      YEARS ENDING
      DECEMBER 31,            AMOUNT

      2001                    $3,731,000
      2002                     3,285,000
      2003                     2,907,000
      2004                     2,855,000
      2005                     1,088,000
      THEREAFTER                      --

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have not changed accountants in the last three fiscal years, and there is no disagreement with its accountants concerning accounting and financial disclosure.

PART III.

Item 9.  Directors and Executive Officers of the Registrant

      The following table sets forth our directors and executive officers, appointed to serve until their removal or resignation.

            NAME                    AGE   POSITION
            ----                    ---   --------
            Mr. Gao WanJun          45    Chairman, President and Chief
                                          Executive Officer
            Ms. Wang YuFei          30    Secretary and Director
            Ms. Wang XiaoLuan       47    Vice President, Chief Financial
                                          Officer and Director
            Mr. Wang TieJun         24    Director
            Ms. Wang XiaoYang       45    Director
            Ms. Lu YanCheng         45    Director

      Each of our directors holds office until the next annual meeting of the stockholders, or until his successor is elected and qualified. The Company's by-laws provide for not less than one director. The by-laws permit the Board of Directors to fill any vacancy on the Board. Officers serve at the discretion of the Board of Directors.

      The following is the background information about our directors and officers.

      Mr. Gao Wanjun, Chairman, President and Chief Executive Officer - Mr. Gao has served as our Chairman of the Board of Directors, President and CEO since December 1995. In April 1992, Mr. Gao founded Haitong and has been serving as the General Manager since then. In April 1993 Mr. Gao founded Huayang Industry and Commerce (Shenyang) Group ("Huayang Group"), an international group of real estate companies with operations in China, Hong Kong and the United States. He has been serving as Chairman of Huayang Group since April 1993.

      Ms. Wang Yufei, Secretary and Director - Ms. Wang has joined us in December 1995 and has been serving as Secretary and Director of the Company. Prior to working for the Company, Ms. Wang was Secretary of Huayang Industry and Commerce (Shenyang) Group Co., Ltd., a real estate development company operating in Shenyang, China, from April 1994 through December 1995. Ms. Wang graduated from Liaoning University.

      Ms. Wang Xiaoluan, Vice President, Chief Financial Officer and Director - Ms. Wang has been serving as our Vice President, CFO and Director since

December 1995. She joined Haitong in April 1992 and served as Financial General Manager from April 1992 to December 1999 and became chairman of Haitong in December 1999. In October 1997 she founded Huayang Property Management Co., Ltd. and has been serving as Chairman. She was educated at Northeastern Finance University. She is Mr. Gao's wife.

      Ms. Wang Xiaoyang, Director - Ms. Wang joined us in December 1995 and currently serves as manager of international department. She was educated in Dalian Financial College. Before joining the company, she was a senior manger for international trade of Dalian Friendship Group, where she worked from April 1983 to October 1995.

      Mr. Wang Tiejun, Director - Mr. Wang joined us in December 1995 and has been our assistant financial manager. Before joining us he was a student in Shenyang Financial College.

      Ms. Lu Yancheng, Director - Ms. Lu joined us in December 1995 as a financial manager and has been one of our directors since December 1998 to the present. From October 1982 to June 1995 she worked in Shenyang Educational Bureau where she was an executive in charge of the financial department.

Item 10. Executive Compensation

      Currently, none of the officers or directors are being remunerated for their services to for us.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of December 31, 2000 certain information regarding the ownership of our voting securities by each stockholder known to our management to be 1) the beneficial owner of more than 5% of our outstanding Common Stock, 2) each of our directors and nominees, and 3) all named executive officers and directors as a group. Except as otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

NAME AND ADDRESS OF BENEFICAL OWNER (1)                     COMMON STOCK
---------------------------------------           ---------------------------
                                                    NUMBER         PERCENTAGE
                                                  ---------        ----------
Gao Wanjun                                        6,000,000 (2)      80.0%
Wang XiaoLuan                                     6,000,000 (2)      80.0%
Huayang International Trust                       6,000,000 (2)      80.0%
All Officers and Directors as a Group             6,000,000 (2)      80.0%

(1) Except as otherwise noted, the address of each beneficial owner is Shenyang Haitong House Properties Development, Ltd., No.386 Qingnian Street, Heping District, Shenyang, China 110003.

(2) Includes 6,000,000 shares held by the Huayang International Trust, of which Mr. Gao WanJun is the trustee. Mr. Gao WanJun, his wife Ms. Wang XiaoLuan and their childeren are the beneficiaries of the trust.

Item 12. Certain Relationships and Related Transactions

      HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company purchases building materials for various projects. In addition, the company has been handling property rental and sales activities for HAITONG. As of December 31, 2000 and 1999, the balance due from the related company amounted to $8,476,955 and $4,355,861, respectively.

      On September 30, 1997, Haitong entered into a management contract with Huayang Real Estate Management (Shenyang) Co., Ltd. ("HREM"), of which Ms. Wan XiaoLuan (Mr. Gao's wife and a Director of the Company) is Chairman and the controlling shareholder, appointing HREM as the property management company for properties in Tower A. In China, property management fees are regulated and approved by the government. The contract did not specify amount of management fees, but required HREM to obtain government approval for such fees. Currently, the fee is $1.645 per square meter, which includes elevator maintenance and heating charges. Terms of the agreement were made on an arms-length basis.

      On October 28, 1997, we entered into a Purchase Agreement ("Supply Agreement") with Huayang International Investment, Ltd. ("HIIL"). Liao Ning Hua Shang Certified Public Accountants ("LNHS"), an independent public accounting firm in the People's Republic of China, has inspected the physical condition of the supplies and appraised the value of supplies purchased under the Supply Agreement. According to the Appraiser Report by LNHS, the total value of the supplies and cash advance we received under the Supply Agreement was approximately $14.8 million. The $14.8 million represents approximately $14.6 million of the historical cost of the supplies and building materials purchased by Huayang International Investment on behalf of Huayang International Holdings, Inc. and $0.2 million in cash advances we received from HIIL. These supplies, building materials and equipment (elevators, etc.) were used in the construction of the office building. These costs were capitalized as part of the construction costs of the "Real estate rental property and Real estate held for development and sale". To date, we have not paid for any of the supplies we have purchased under the Supply Agreement. Under the Supply Agreement, we are not incurring any interest expenses for up to three years after the receipt of the invoices for supplies. We have the choice to pay the purchase price for the supplies in cash or in Common Stock. HIIL entered into this agreement to support our operations. HIIL is 50% owned by Gao Wan Jun who is also our majority shareholder with an approximate 80% ownership interest. Mr. Gao Wanjun's brother, Mr. Gao Wanfeug, also owns 50% of HIIL.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

      None.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 30, 2001               Huayang International Holdings, Inc.


                                    /s/ Gao WanJun
                                    ------------------------------------
                                    Name: Gao WanJun
                                    Title:  Chairman, President and
                                    Chief Executive Officer


                                    /s/ Wang XiaoLuan
                                    ------------------------------------
                                    Name: Wang XiaoLuan
                                    Title:  Vice President, Chief
                                    Financial Officer and Director


                                    /s/ Wang Yufei
                                    ------------------------------------
                                    Name: Wang Yufei
                                    Title:  Secretary and Director


                                    /s/ Wang Xiaoyang
                                    ------------------------------------
                                    Name: Wang Xiaoyang
                                    Title: Director


                                    /s/ Wang Tiejun
                                    ------------------------------------
                                    Name: Wang Tiejun
                                    Title: Director


                                    /s/ Lu Yancheng
                                    ------------------------------------
                                    Name: Lu Yancheng
                                    Title: Director