Form 10QSB
period 2001-03-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2001-05-15
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
               (Exact name of Company as specified in its charter)

                   Nevada                                  58-1667944
                   ------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

           386 Qing Nian Avenue
             Shenyang, China                                   110003
 (Address of principal executive offices)                    (zip code)

                             011 (86)(24) 2318-0688
                (Issuer's telephone number, including area code)

The number of shares of common stock, par value $0.02, outstanding on March 31, 2001, was 7,500,807.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Condensed Format)

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                   March 31       December 31
                                                                                     2001            2000
                                                                                  -----------     -----------
                                                                                 (Unaudited)      (Audited)
A S S E T S

ASSETS:
  Real estate rental property, net of
    accumulated depreciation of $746,753 at
    March 31, 2001 and $555,647 at December 31,2000                               $30,752,074     $30,979,816
  Real estate held for development and sale                                         5,674,443       5,674,648
  Cash                                                                                    230             851
  Due from related companies                                                       11,371,390      10,087,408
  Investment in affiliates                                                         14,971,382      15,343,007
  Property and equipment, net                                                       1,470,543       1,482,376
  Deferred tax asset                                                                  113,552              --
  Other assets                                                                        102,815          67,927
                                                                                  -----------     -----------
                  Total assets                                                    $64,456,429     $63,636,033
                                                                                  ===========     ===========

L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

LIABILITIES:
  Accounts payable and accrued liabilities                                        $ 5,140,285     $ 4,384,485
  Bank loans                                                                       17,285,740      17,286,367
  Due to related companies                                                         15,101,314      15,266,821
  Income taxes payable                                                              2,234,704       1,993,187
  Deferred income taxes payable                                                       381,410         337,145
  Deferred interest income                                                            407,919         370,158
                                                                                  -----------     -----------
         Total liabilities                                                         40,551,372      39,638,163
                                                                                  -----------     -----------

MINORITY INTEREST                                                                   1,103,028       1,092,009
                                                                                  -----------     -----------

SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares issued
    and outstanding                                                                   150,016         150,016
  Paid-in capital                                                                  18,296,291      18,296,291
  Accumulated other comprehensive income                                               35,428          36,743
  Retained earnings                                                                 4,320,294       4,422,811
                                                                                  -----------     -----------
         Total shareholders' equity                                                22,802,029      22,905,861
                                                                                  -----------     -----------
                  Total liabilities and
                    shareholders' equity                                          $64,456,429     $63,636,033
                                                                                  ===========     ===========

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       March 31          March 31
                                                         2001              2000
                                                      -----------      -----------
                                                      (Unaudited)      (Unaudited)
REVENUES:
  Real estate sales                                   $        --      $ 1,012,496
  Real estate rental income                             1,067,488          298,092
  Interest income                                         151,046          163,800
                                                      -----------      -----------
              Total revenues                            1,218,534        1,474,388
                                                      -----------      -----------
COSTS AND EXPENSES:
  Cost of real estate sold                                     --          662,718
  Real estate operating expenses                           65,416           20,890
  Depreciation                                            202,915           65,684
  Interest expense                                        315,782          165,713
  Other operating expenses                                 47,614          110,000
                                                      -----------      -----------
              Total costs and expenses                    631,727        1,025,005
                                                      -----------      -----------

LOSS FROM INVESTMENT IN AFFILIATES                        371,156               --
                                                      -----------      -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST          215,651          449,383

PROVISION FOR INCOME TAXES                                307,149          181,701
                                                      -----------      -----------
(LOSS) INCOME BEFORE MINORITY INTEREST                    (91,498)         267,682

MINORITY INTEREST                                         (11,019)         (11,991)
                                                      -----------      -----------
NET (LOSS) INCOME                                        (102,517)         255,691

OTHER COMPREHENSIVE INCOME
         Foreign currency translation adjustments          (1,315)           3,883
                                                      -----------      -----------
COMPREHENSIVE (LOSS) INCOME                           $  (103,832)     $   259,574
                                                      ===========      ===========
NET (LOSS) INCOME PER SHARE (basic and diluted)       $     (0.01)     $      0.03
                                                      ===========      ===========

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       March 31         March 31
                                                         2001             2000
                                                      -----------      -----------
                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                   $  (102,517)     $   255,691
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Gain on sales of real estate                             --         (349,778)
      Net cash proceeds from sales of real estate              --        1,012,496
      Real estate development costs                    (1,056,035)         (67,385)
      Depreciation                                        202,915           65,684
      Loss from investment in affiliates                  371,156               --
      Change in investment in affiliates due to
        currency translation                                  469             (261)
      Increase in deferred tax assets                    (113,552)              --
      Increase in other assets                            (34,888)         (10,686)
      Increase (decrease) in accounts payable and
        accrued liabilities                               755,800         (215,027)
      Increase in deferred income taxes payable            44,265           10,925
      Increase in deferred interest income                 37,761           36,855
      Increase in income taxes payable                    241,517           88,672
      Increase (decrease) in comprehensive income          (1,315)           3,883
                                                      -----------      -----------
        Net cash provided by operating activities         345,576          831,069
                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                  (191,082)         (10,138)
                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds (repayments) to short term bank loans             (627)           2,835
  Repayments to related companies                        (165,507)        (743,895)
  Increase in minority interest                            11,019           11,991
                                                      -----------      -----------
        Net cash used in financing activities            (155,115)        (729,069)
                                                      -----------      -----------

NET (DECREASE) INCREASE IN CASH                              (621)          91,862

CASH, beginning of period                                     851          133,909
                                                      -----------      -----------

CASH, end of period                                   $       230      $   225,771
                                                      ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid (net of interest capitalized
    of $0 in 2001 and $136,727 in 2000)               $     2,479      $   174,044
                                                      ===========      ===========
  Income taxes paid                                   $        --      $        --
                                                      ===========      ===========

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Reporting entity

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

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of HIHI and its subsidiary HAITONG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the the Company's consolidated financial statements for the year ended December 31, 2000 and notes thereto included in HIHI's Form 10-KSB, dated March 30, 2001.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 3 - Investment in affiliates

Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of March 31, 2001 and December 31, 2000:

                                             March 31,         December 31,
                                               2001                 2000

      Share of net assets                   $ 6,590,528        $ 6,951,607
      Advances made                           8,380,854          8,391,400
                                            -----------        -----------
          Totals                            $14,971,382        $15,343,007
                                            ===========        ===========

                                    Place of             Ownership    Principal
      Name                          Incorporation        interest     activity

      Changyang International       The People's         20%          Hotel
       Hotel (Shenyang) Co. Ltd.    Republic of China                 operation
               (Hotel)

      Changhua (Shenyang)           The People's         20%          Business
       Business Co., Ltd.           Republic of China                 center,
      (Business Center)                                               commercial
                                                                      retail

      Changhua (Shenyang)           The People's         20%          Car
       Business Co., Ltd.           Republic of China                 Parking

Shown below is summarized financial information relative to the investments at March 31, 2001:

                                             BUSINESS
                          HOTEL              CENTER             GARAGE             Total
Balance Sheet
  Assets                  $  56,906,941      $  32,282,383      $  21,509,618      $ 110,698,942
  Liabilities                47,254,132         20,771,320          9,720,851         77,746,303
                          -------------      -------------      -------------      -------------
  Equity                      9,652,809         11,511,063         11,788,767         32,952,639
  Other shareholders'
    equity                    7,722,247          9,208,850          9,431,014         26,362,111
                          -------------      -------------      -------------      -------------
HIHI, equity              $   1,930,562      $   2,302,213      $   2,357,753      $   6,590,528
                          =============      =============      =============      =============

Revenue                   $          --      $          --      $          --      $          --
Depreciation                    332,221            203,006            120,160            655,387
General expense                 719,439            319,823            161,128          1,200,390
                          -------------      -------------      -------------      -------------
Net loss                  $  (1,051,660)     $    (522,829)     $    (281,288)     $  (1,855,777)
                          =============      =============      =============      =============

HIHI share of loss        $    (210,333)     $    (104,566)     $     (56,258)     $    (371,156)
                          =============      =============      =============      =============

The Hotel Group has not yet commenced operations and has not generated revenues for the three months ended as of March 31, 2001. In accordance with Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided for the three months ended March 31, 2001.

Note 4 - Segment reporting

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

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2001 were $1,218,534, decreased 17.4% from $1,474,388 over the three months ended March 31, 2000. This decrease was primarily attributable to a 100% decrease in revenues from real estate sales, offset in part by a 258.1% increase in real estate rental income. For the three months ended March 31, 2001, the Company did not have any revenues from real estate sales, compared to $1,012,496 in the first quarter of 2000. Revenues from real estate rental increased to $1,067,488 from $298,092 over the first quarter of 2000. These changes reflect the fact that we are close to completing the sale of our real estate property held for sale, and real estate rental income and other operating income have become our major revenue sources. As of March 31, 2001, the remaining real estate property held for sale and net real estate rental property were $5,674,443 and $30,752,074. Interest income was $151,046 for the three months ended March 31, 2001, slightly decreased from $163,800 for the three months ended March 31, 2000.

Total costs and expenses were $631,727 in the three months ended March 31, 2001, down from $1,025,005 in the three months ended March 31, 2000, a decrease of 38.4%. This decrease was primarily attributable to a 100% decrease in real estate sales and a 56.7% decrease in other operating expenses, offset in part by a 213.2% increase in real estate operating expenses, a 208.9% increase in depreciation expenses, as well as a 90.6% increase in interest expenses. For the three months ended March 31, 2001, costs of real estate sold were $0 compared to $662,718 in the same period of 2000, due to the fact that we are close to completing the sale of our real estate property held for sale, and real estate rental income and other operating income have become our major revenue sources. Real estate operating expenses increased to $65,416 from $20,890, caused by increased real estate leasing activities. For the first quarter of 2001, depreciation expenses increased to $202,915 from $65,684 and interest expenses increased to $315,782 from $165,713 over the same period of 2000. These increases were primarily due to the status change for Podium A from non-operating to operating status in accordance with Financial Accounting Standards no. 67. Other operating expenses for the three months ended March 31, 2001 dropped 56.7% to $47,614 from $110,000 of the same period of 2000. The main components of these expenses are legal and professional fees related to the Company's filings with the SEC. These expenses were higher in 2000 because Company's initial filings with the SEC required larger amount of legal and professional services.

Due to request from Sheraton Hotel Management that certain interior decoration be redesigned, the Hotel completion has been postponed to July 2001 to allow the redecoration work to be performed. Although the Hotel Group has not yet commenced operations and has not generated revenues for the three months ended as of March 31, 2001, according to Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided for the three months ended March 31, 2001, which caused the Hotel Group to recognize a loss of $1,855,777. As a 20% equity owner, the Company also recognized its share of this loss, and booked a loss of $371,156, or $0.049 per share, from investment in affiliates for the first quarter of 2001. The Company will continue to recognize such loss in subsequent quarters.

For the three months ended March 31, 2001, net income before taxes and minority interest, after the loss from investment in the Hotel Group, was $215,651, down 52.0% from $449,383 over the same period of 2000. The Company's net loss for the first quarter of 2001 was $102,517, compared to a net income of $255,691 for the same period of 2000. Net loss per share for the first quarter of 2001 was $0.01, compared to $0.03 in net earnings in the same period a year ago. These changes were primarily due to the mixed effect of the recognized loss from investment in the Hotel Group and the increased real estate rental income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources consist of cash, receivables, real estate held for development and sale and receipts from rental activities. It is expected that future cash needs will be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may be available to us.

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

As of the date hereof, we have consolidated indebtedness that is substantial in relation to our stockholders equity. As of December 31, 2000, we had total debt of $17,286,367. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

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

The effect of foreign exchange rate fluctuations on the Company for the three months ended March 31, 2001 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

The Company does not hold cash equivalents or marketable securities as of March 31, 2001 and has no plans to do so within the next twelve months.

                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Huayang International Holdings, Inc.


Date: May 14, 2001            /s/ Gao WanJun
                              --------------------------------------------------
                              Name:  Gao WanJun
                              Title: President and Chief Executive Officer


Date: May 14, 2001            /s/ Wang XiaoLuan
                              --------------------------------------------------
                              Name: Wang XiaoLuan
                              Title: Vice President and Chief Financial Officer


Date: May 14, 2001            /s/ Wang Yufei
                              --------------------------------------------------
                              Name:  Wang Yufei
                              Title: Secretary and Director