Form 10KSB40/A
period 2000-12-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2001-05-31
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                    Amendment

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

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended December 31, 2000 were $6,459,496, decreased 6.78% from $6,929,067 over the fiscal year ended December 31, 1999. This decrease was primarily attributable to a 44.50% decrease in revenues from real estate sales, offset in part by a 246.63% increase in real estate rental income. For the fiscal year ended December 31, 2000, revenues from real estate sales decreased to $2,997,293from $5,400,356, while revenues from real estate rental increased to $2,858,022 from $824,528 over the same period of 1999. These changes reflect the fact that we are close to completing the sale of our real estate property held for sale, and real estate rental income and other operating income will gradually become our major revenue source. We expect further decline in total revenues as our major revenue source shifts from property sales to rental income. As of December 31, 2000, the remaining real estate property held for sale and net real estate property were $5,674,648 and $30,979,816, respectively, compared to $6,951,519 and $31,736,735 a year ago. Interest income was $604,181 for the fiscal year ended December 31, 2000, compared to $704,183 for the fiscal year ended December 31, 1999.

      Total costs and expenses were $3,382,179 in the fiscal year ended December 31, 2000, down from $5,097,836 in the fiscal year ended December 31, 1999, a decrease of 33.65%. For the fiscal year ended December 31, 2000, cost of real estate sold dropped 42.42% to $2,119,286 from $3,680,697, real estate operating expenses dropped 83.31% to $41,269 from $247,281 and depreciation expense increased 1.15% to $334,145 from $330,354 over the same period in 1999. Other operating expenses for the fiscal year ended December 31, 2000 increased 512.12% to $212,730 from $34,753 of the same period of 1999, and interest expense for the fiscal year ended December 31, 2000 dropped -16.15% to $674,749 from $804,751 of the same period of 1999. The increase in other operating expenses was due to increased legal and professional fees associated with the Company's Form 10SB filing with the Commission. In fiscal year ended December 31, 2000 we recognized a loss from our investment in the Hotel group. This loss is due to salaries and benefits paid to hotel employees for the pre-opening operations.

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

      As disclosed in Note 10, the 1999 financial statements have been restated to properly record the interest income for the year ended December 31, 1999.

                                    /s/ Moore Stephens Frazer and Torbet, LLP

                                    Certified Public Accountants
                                    Walnut, California

February 23, 2001

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999

ASSETS

                                                          2000            1999
                                                      ------------    ------------
ASSETS:
  Real estate rental property, net of
    Accumulated depreciation of $555,647
    in 2000 and $444,836 in 1999                      $ 30,979,816    $ 31,736,735
  Real estate held for development and sale              5,674,648       6,951,519
  Cash                                                         851         133,909
  Due from related companies                            10,087,408       5,211,087
  Investment in affiliates                              15,343,007      15,614,775
  Property and equipment, net                            1,482,376         153,979
  Other assets                                              67,927         162,223
                                                      ------------    ------------
         Total assets                                 $ 63,636,033    $ 59,964,227
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

  Accounts payable and accrued liabilities            $  4,384,485    $  3,538,660
  Bank loans                                            17,286,367      17,295,725
  Due to related companies                              15,266,821      15,030,737
  Income taxes payable                                   1,993,187       1,147,412
  Deferred income taxes payable                            337,145         167,696
  Deferred interest income                                 370,158         219,113
                                                      ------------    ------------
         Total liabilities                              39,638,163      37,399,343
                                                      ------------    ------------

MINORITY INTEREST                                        1,092,009       1,023,801

SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares
    issued and outstanding                                 150,016         150,016
  Paid-in capital                                       18,296,291      18,296,291
  Accumulated other comprehensive income                    36,743          31,260
  Retained earnings                                      4,422,811       3,063,516
                                                      ------------    ------------
         Total shareholders' equity                     22,905,861      21,541,083
                                                      ------------    ------------
         Total liabilities and shareholders' equity   $ 63,636,033    $ 59,964,227
                                                      ============    ============

      The accompany notes are an integral part of this statement.

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
                                                      ============    ============

	The accompany notes are an integral part of this statement.

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
                    =========   ========   ===========   ==========     =======   ===========

      The accompany notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                      2000           1999
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 1,359,295    $ 1,323,645
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on sales of real estate                     (878,007)    (1,719,659)
    Net cash proceeds from sales of real estate     2,997,293      5,400,356
    Real estate development costs                  (1,735,093)     1,596,181
    Depreciation                                      334,145        372,037
    Loss from investment in affiliates                273,600             --
    Change in investment in affiliates                 (1,832)           523
    Increase in other assets                           94,296       (92,707)
    Increase (decrease) in accounts payable
      and accrued liabilities                         845,825     (3,116,775)
    Increase in deposits on real estate sales              --     (3,332,050)
    Increase in deferred income taxes payable         169,449        167,696
    Increase in deferred interest income              151,045        219,113
    Increase in income taxes payable                  845,775        120,707
    Increase (decrease) in comprehensive income         5,483         (2,259)
                                                  -----------    -----------
      Net cash provided by operating activities     4,461,274        936,808
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (12,945)        (24,683)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to short term bank loans                  (9,358)    (4,086,343)
  (Repayments to) advances from related
    companies                                      (4,640,237)     1,698,745
  Contributed capital                                      --        950,000
  Increase in minority interest                        68,208         46,770
                                                  -----------    -----------
         Net cash used in financing activities     (4,581,387)    (1,390,828)
                                                  -----------    -----------
NET DECREASE IN CASH                                 (133,058)      (478,703)

CASH, beginning of year                               133,909        612,612
                                                  -----------    -----------
CASH, end of year                                 $       851    $   133,909
                                                  ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid (net of interest capitalized
    of $563,268 in 2000 and $666,627 in 1999)     $   454,469    $   970,322
                                                  ===========    ===========
  Income taxes paid                               $        --    $        --

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
  Transfer from real estate rental property
    To property and equipment                     $1,384,844     $        --

      The accompany notes are an integral part of this statement.

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

      Improvements, equipment and vehicles as of December 31 consisted of the following:

                                        2000              1999

Improvements                            $1,469,064        $    -
Equipment                              303,102           303,102
Vehicles                               343,186           343,297
      Totals                         2,115,352           646,399

Less accumulated depreciation          632,976           492,420
      Totals                        $1,482,376        $  153,979

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

Foreign currency translation and transactions

The reporting currency of the Company is United States dollar. The Company's foreign subsidiary uses its local currency, Renminbi, as its functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred, except for the transactions attributable to the development of the project, which are included in the development costs. These amounts are not material to the financial statements.

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

      Provision for China Income Tax has been made at the prevailing rate of taxation of 33% on the estimated assessable profit for the period after utilization of losses brought forward from previous year. Provision for China Real Estate Tax has been made at the prevailing rate of taxation of 12% on the rental income for the period. The provision for income taxes consisted of the following:

                                                    2000        1999

Provision for United States Income Tax          $  108,926  $  152,020
Provision for China Income Tax                     906,015     204,575
Provision for China Real Estate Tax                361,013     104,150
      Totals                                    $1,375,954  $  460,745

      The following table reconciles the U.S. statutory rate to the Company's effective tax rate:
                                          2000        1999

U.S. Statutory rates                       34%         34%
Foreign income not recognized in U.S.     (29)        (22)
Effects of NOL Carryovers                              (7)
China Income taxes                         32          14
China Real Estate taxes                    12           6
Effective tax rate                         49%         25%

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

Note 3 - Real estate

      As of December 31, 2000 and 1999, real estate consists of the following:

                                             2000              1999

Real estate rental property, net          $30,979,816       $31,736,735
Real estate held for development and sale   5,674,648         6,951,519
        Totals                            $36,654,464       $38,688,254

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
  (Shenyang) Co. Ltd. (Hotel) Republic of China                   operation

Changhua (Shenyang)           The People's      20%               Business
  Business Co., Ltd.          Republic of China                   center,
  (Business Center)                                               commercial
                                                                  retail

Changhua (Shenyang)           The People's      20%               Car parking
   Business Co., Ltd.         Republic of China
  (Garage)

      Shown below is summarized financial information relative to the investments at December 31, 2000 and 1999:

December 31, 2000

                                          BUSINESS
                        HOTEL             CENTER            GARAGE
Balance Sheet
  Assets                $55,711,269       $32,487,369       $19,226,508
  Liabilities            45,006,291        20,453,063         7,156,028
  Equity                 10,704,978        12,034,306        12,070,480
  Other shareholders'
     equity               8,572,025         9,629,291         9,656,841
HIHI, equity            $ 2,132,953       $ 2,405,015       $ 2,413,639

Revenue                 $        --
General expenses           1,367,986
Net loss                $(1,367,986)

HIHI share of loss      $  (273,600)

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

Note 9 - Supplemental non-cash investing activities

In November, 2000, the Company decided the 6th floor of the rental properties would be used as its offices, therefore, the related cost of $1,456,007, net of accumulated depreciation of $71,163 was transferred from the real estate rental property to property and equipment.

Note 10 - Restatement of 1999 financial statements

The Company has restated its 1999 financial statements to properly record the interest income for the year ending December 31, 1999. The restatement is as follows:

										Amount
Net income for the year ended December 31, 1999
  as previously reported			 			$ 1,251,617
Adjustment to increase interest income				    107,048
Related income tax effects on increase in interest income	    (35,020)
Restated net income for the year ended December 31, 1999	$ 1,323,645

Earnings per share for the year ended December 31, 1999
  as previously reported		 				$      0.17

Resated earnings per share for the year ended
  December 31, 1999	 						$ 	 0.18

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

DATE:  May 30, 2001               Huayang International Holdings, Inc.


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