Form 10QSB
period 2001-06-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2001-08-10
CIK 1110569

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                             Form 10-QSB


(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001
                                     -------------
or

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    -----------


                   Commission File Number 000-30173


                  HUAYANG INTERNATIONAL HOLDINGS, INC.
           (Exact name of Company as specified in its charter)

                 Nevada                                  58-1667944
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

 386 Qing Nian Avenue, Shenyang, China                    110003
 (Address of principal executive offices)                (Zip code)

                              011 (86)(24) 2318-0688
                   (Issuer's telephone number, including area code)

The number of shares of common stock, par value $0.02, outstanding on June 30, 2001, was 7,500,807.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Condensed Format)


HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31,  2000

ASSETS
                                                   June 30,                December 31,
                                                    2001                      2000
                                                  ---------                -----------
                                                  Unaudited                  Audited
ASSETS:
  Real estate rental property, net of
accumulated depreciation of $938,204 at
June 30, 2001 and $555,647 at December
31, 2000                                        $ 30,780,200             $ 30,979,816
  Real estate held for development and sale        5,675,128                5,674,648
  Cash                                                   811                      851
  Due from related companies                      12,381,978               10,087,408
  Investment in affiliates                        14,521,921               15,343,007
  Property and equipment, net                      1,459,749                1,482,376
  Deferred tax asset                                 225,091                   -
  Other assets                                       202,723                   67,927
                                                  ----------               ----------
            Total assets                        $ 65,247,601             $ 63,636,033
                                                  ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities      $  5,965,818             $  4,384,485
  Bank loans                                      17,287,828               17,286,367
  Due to related companies                        14,817,833               15,266,821
  Income taxes payable                             2,476,593                1,993,187
  Deferred income taxes payable                      433,526                  337,145
  Deferred interest income                           445,680                  370,158
          ----------               ----------
            Total liabilities                     41,427,278               39,638,163
                                                  ----------               ----------
MINORITY INTEREST                                  1,117,399                1,092,009
                                                  ----------               ----------
SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
50,000,000 shares, 7,500,807 shares issued
  and outstanding                                    150,016                  150,016
  Paid-in capital                                 18,296,291               18,296,291
  Accumulated other comprehensive income              49,540                   36,743
      Retained earnings                            4,207,077                4,422,811
                                                  ----------               ----------
            Total shareholders' equity            22,702,924               22,905,861
                                                  ----------               ----------
                  Total liabilities and
                    Shareholders' equity        $ 65,247,601             $ 63,636,033
                                                  ==========               ==========


The accompanying notes are an integral part of this statement.



HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                    -----------------------      -----------------------
                                      Three Months Ended             Six Months Ended
                                     June 30,      June 30,       June 30,        June 30,
                                       2001          2000           2001            2000
                                    ---------      ---------      ---------      ---------
                                    Unaudited      Unaudited      Unaudited      Unaudited
REVENUES:
  Real estate sales                $    -         $    -         $    -         $ 1,012,464
  Real estate rental income          1,093,813        736,114      2,161,301      1,034,238
  Interest income                      151,046        138,291        302,092        302,091
                                    ----------     ----------     ----------     ----------
Total revenues                       1,244,859        874,405      2,463,393      2,348,793
                                    ----------     ----------     ----------     ----------
COSTS AND EXPENSES:
  Cost of real estate sold              -              -              -             662,697
  Real estate operating expenses        10,599          8,949         76,015         29,839
  Depreciation                         203,142         65,280        406,057        130,964
  Interest expense                     324,505        171,002        640,287        336,715
  Other operating expenses              24,315         59,659         71,929        169,680
                                    ----------     ----------     ----------     ----------
      Total costs and expenses         562,561        304,890      1,194,288      1,329,895
                                    ----------     ----------     ----------     ----------
LOSS FROM INVESTMENT IN AFFILIATES     460,776         -             831,932         -
                                    ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                    221,522        569,515        437,173      1,018,898

PROVISION FOR INCOME TAXES             320,368        130,199        627,517        311,900
                                    ----------     ----------     ----------     ----------
(LOSS) INCOME BEFORE MINORITY
  INTEREST                             (98,846)       439,316       (190,344)       706,998

MINORITY INTEREST                      (14,371)       (19,896)       (25,390)       (31,887)
                                    ----------     ----------     ----------     ----------
NET (LOSS) INCOME                     (113,217)       419,420       (215,734)       675,111

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation
    adjustments                         14,112            990         12,797          4,873
                                    ----------     ----------     ----------     ----------
COMPREHENSIVE (LOSS) INCOME        $   (99,105)   $   420,410    $  (202,937)   $   679,984
                                    ==========     ==========     ==========     ==========
NET (LOSS) INCOME PER SHARE
(basic and diluted)                $     (0.02)   $      0.06    $     (0.03)   $      0.09
                                    ==========     ==========     ==========     ==========


The accompanying notes are an integral part of this statement.



HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                      ---------------------------            ---------------------------
                                                          Three Months Ended                       Six Months Ended
                                                      June 30,            June 30,           June 30,            June 30,
                                                        2001              2000                 2001                2000
                                                      ----------       ----------            ----------       ----------
                                                      Unaudited        Unaudited             Unaudited        Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                  $  (113,217)     $   419,420           $  (215,734)     $   675,111
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sales of real estate                        -                -                     -              (349,767)
    Net cash proceeds from sales of real estate           -                -                     -             1,012,464
    Real estate development costs                        (28,811)         108,790               199,136         (221,726)
    Depreciation                                         203,142           65,280               406,057          130,964
    Loss from investment in affiliates                   460,776           -                    831,932           -
    Change in investment in affiliates due to
      currency translation                               (11,315)            (698)              (10,846)          (1,308)
    Increase in deferred tax assets                     (111,539)          -                   (225,091)          -
    (Increase) decrease in other assets                  (99,908)          (3,906)             (134,796)          (6,780)
    Increase (decrease) in accounts payable and
      accrued liabilities                                825,533          162,007             1,581,333          (53,019)
    Increase in deferred income taxes payable             52,116          238,394                96,381           70,698
    Increase in deferred interest income                  37,761           31,115                75,522           67,970
    Increase (decrease) in income taxes payable          241,889         (148,965)              483,406          118,327
    Increase in comprehensive income                      14,112              990                12,797            4,873
                                                      ----------       ----------            ----------       ----------
        Net cash provided by operating activities      1,470,539          872,427             3,100,097        1,447,807
                                                      ----------       ----------            ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                 (192,348)        (373,156)             (383,430)        (127,691)
                                                      ----------       ----------            ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayments) to short term bank loans           2,088          (11,776)                1,461           (8,941)
  (Repayments to) borrowed from related companies     (1,294,069)        (656,972)           (2,743,558)      (1,400,867)
  Increase in minority interest                           14,371           19,996                25,390           32,073
                                                      ----------       ----------            ----------       ----------
        Net cash used in financing activities         (1,277,610)        (648,752)           (2,716,707)      (1,377,735)
                                                      ----------       ----------            ----------       ----------
NET INCREASE (DECREASE) IN CASH                              581         (149,481)                  (40)         (57,619)

CASH, beginning of period                                    230          225,771                   851          133,909
                                                      ----------       ----------            ----------       ----------
CASH, end of period                                  $       811      $    76,290           $       811      $    76,290
                                                      ==========       ==========            ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid (net of interest capitalized of
    $0 in 2001 and $277,975 in 2000)                 $    -           $   172,678           $     2,479      $   346,722
                                                      ==========       ==========            ==========       ==========
  Income taxes paid                                  $    -           $    -                $    -           $    -
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

Note 2 - Condensed financial statements and footnotes

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the six months ended June, 2001 and 2000, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 3 - Investment in affiliates

Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of June 30, 2001 and December 31, 2000:


                                      June 30,             December 31,
                                        2001                  2000
                                    -----------            ------------
Share of net assets                 $ 6,130,521            $ 6,951,607
Advances made                         8,391,400              8,391,400
                                    -----------            -----------
                   Totals           $14,521,921            $15,343,007
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

       Changhua (Shenyang)          The People's            20%           Business
        Business Co., Ltd.          Republic of China                     center,
        (Business Center)                                                 commercial
                                                                          retail

       Changhua (Shenyang)          The People's            20%           Car
        Business Co., Ltd.          Republic of China                     Parking
        (Garage)


Shown below is summarized financial information relative to the investments at June 30, 2001:


                                        BUSINESS
                        HOTEL            CENTER            GARAGE            Total
Balance Sheet
  Assets               $ 56,504,339    $ 32,780,617       $ 21,813,775      $111,098,731
  Liabilities            48,342,337      21,795,427         10,308,358        80,446,122
                        -----------     -----------        -----------       -----------
  Equity                  8,162,002      10,985,190         11,505,417        30,652,609
  Other shareholders'
    equity                6,529,602       8,788,152          9,204,334        24,522,088
                        -----------     -----------        -----------       -----------
HIHI, equity           $  1,632,400    $  2,197,038       $  2,301,083      $  6,130,521
                        ===========     ===========        ===========       ===========
Revenue                $     -         $     -            $     -           $     -
Depreciation                666,641         410,409            243,785         1,320,835
General expense           1,876,907         639,655            322,260         2,838,822
                        -----------     -----------        -----------       -----------
Net loss               $ (2,543,548)   $ (1,050,064)      $   (566,045)     $ (4,159,657)
                        ===========     ===========        ===========       ===========
HIHI share of loss     $   (508,710)   $   (210,013)      $   (113,209)     $   (831,932)
                        ===========     ===========        ===========       ===========

The Hotel Group has not yet commenced operations and has not generated revenues for the six months ended as of June 30, 2001. In accordance with Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided for the six months ended June 30, 2001.


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

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 2001 were $1,244,859, increased 42.4% from $874,405 over the three months ended June 30, 2000. This increase was primarily attributable to a 48.6% increase in revenues from real estate rental income. For the three months ended June 30, 2001, revenues from real estate rental income increased to $1,093,813 from $736,144 over the second quarter of 2000. As of June 30, 2001, the remaining real estate property held for sale and net real estate rental property were $5,675,128 and $30,780,200. Interest income was $151,046 for the three months ended June 30, 2001, slightly higher than $138,291 for the three months ended June 30, 2000.

Total costs and expenses were $562,561 in the three months ended June 30, 2001, up 84.5% from $304,890 in the three months ended June 30, 2000. This increase was primarily attributable to a 211.2% increase in depreciation expenses and an 89.8% increase in interest expenses. For the second quarter of 2001, depreciation expenses increased to $203,142 from $65,280 and interest expenses increased to $324,505 from $171,002 over the same period of 2000. These increases were primarily due to the status change for Podium A from non-operating to operating status in accordance with Financial Accounting Standards no. 67. Real estate operating expenses for the three months ended June 30, 2001 increased 18.4% to $10,599 from $8,949 of the same period of 2000, caused by increased real estate leasing activities. In the second quarter of 2001, other operating expenses dropped 59.2% to $24,315 from $59,659 in the second quarter of 2000. The main components of these expenses are legal and professional fees related to the Company's filings with the SEC. These expenses were higher in 2000 because Company's initial filings with the SEC required larger amount of legal and professional services.

Due to certain interior decoration work, the Hotel completion will continue to be postponed. We expect it will open late December or early 2002. Although the Hotel Group has not yet commenced operations and has not generated any revenues as of June 30, 2001, according to Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided, which caused the Hotel Group to recognize a loss of $1,855,777 and $2,303,880 in the first two quarters of 2001. As a 20% equity owner, the Company also recognized its share of this loss and booked a loss from investment in affiliates. The Company's shares of this loss were $371,156 and $460,776, or $0.049 and $0.061 per share, for the first two quarters of 2001. The Company will continue to recognize such loss in subsequent quarters.

For the three months ended June 30, 2001, net income before taxes and minority interest, after the loss from investment in the Hotel Group, was $221,522, down 61.1% from $569,515 over the same period of 2000. The Company's net loss for the second quarter of 2001 was $98,846, compared to a net income of $439,316 for the same period of 2000. Net loss per share for the second quarter of 2001 was $0.02, compared to $0.06 in net earnings in the same period a year ago. These changes were primarily due to the mixed effect of the recognized loss from investment in the Hotel Group and the increased real estate rental income.


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

The effect of foreign exchange rate fluctuations on the Company for the six months ended June 30, 2001 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

The Company does not hold cash equivalents or marketable securities as of June 30, 2001 and has no plans to do so within the next twelve months.



PART II.  OTHER INFORMATION

None.




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Huayang International Holdings, Inc.


Date:  August 10, 2001        /s/ Gao WanJun
                              -----------------
                              Name:  Gao WanJun
                              Title:  President and Chief
                              Executive Officer


Date:  August 10, 2001        /s/ Wang XiaoLuan
                              -----------------
                              Name: Wang XiaoLuan
                              Title:  Vice President and Chief
                              Financial Officer


Date:  August 10, 2001        /s/ Wang Yufei
                              -----------------
                              Name:  Wang Yufei
                              Title:  Secretary and Director