Form 10QSB
period 2001-09-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2001-11-09
CIK 1110569

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                             Form 10-QSB


(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001
                                     -------------
or

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

The number of shares of common stock, par value $0.02, outstanding on September 30, 2001, was 7,500,807.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Condensed Format)


HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31,  2000

                                                September 30,              December 31,
                                                    2001                      2000
                                                  ---------                -----------
                                                  Unaudited                  Audited
ASSETS

ASSETS:
  Real estate rental property, net of
    accumulated depreciation of
    $714,746 at September 30, 2001 and
    $555,647 at December 31, 2000               $ 30,867,952             $ 30,979,816
  Real estate held for development and sale        5,668,759                5,674,648
  Cash                                                   277                      851
  Due from related companies                      15,187,197               10,087,408
  Investment in affiliates                        14,163,008               15,343,007
  Property and equipment, net                      1,446,306                1,482,376
  Deferred tax asset                                 336,925                   -
  Other assets                                       236,867                   67,927
                                                  ----------               ----------
        Total assets                            $ 67,907,291             $ 63,636,033

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities      $  7,842,346             $  4,384,485
  Bank loans                                      17,268,427               17,286,367
  Due to related companies                        15,287,771               15,266,821
  Income taxes payable                             2,715,161                1,993,187
  Deferred income taxes payable                      480,305                  337,145
  Deferred interest income                           483,441                  370,158
                                                  ----------               ----------
        Total liabilities                         44,077,451               39,638,163
                                                  ----------               ----------
MINORITY INTEREST                                  1,133,938                1,092,009
                                                  ----------               ----------
SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares issued
    and outstanding                                  150,016                  150,016
  Paid-in capital                                 18,296,291               18,296,291
  Accumulated other comprehensive income              16,507                   36,743
  Retained earnings                                4,233,088                4,422,811
                                                  ----------               ----------
        Total shareholders' equity                22,695,902               22,905,861
                                                  ----------               ----------
                Total liabilities and
                  shareholders' equity          $ 67,907,291             $ 63,636,033
                                                  ==========               ==========


The accompanying notes are an integral part of this statement.


HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    -----------------------      -----------------------
                                      Three Months Ended            Nine Months Ended
                                    Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                      2001           2000           2001           2000
                                    ---------      ---------      ---------      ---------
                                    Unaudited      Unaudited      Unaudited      Unaudited
REVENUES:
  Real estate sales                $    -         $    -         $    -         $ 1,012,336
  Real estate rental income          1,132,990        920,002      3,294,291      1,954,368
  Interest income                      151,046        151,048        453,138        453,138
                                     ---------      ---------      ---------      ---------
      Total revenues                 1,284,036      1,071,050      3,747,429      3,419,842
                                     ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of real estate sold              -              -              -             662,613
  Real estate operating expenses            37          8,876         76,052         38,799
  Depreciation                         205,220         64,961        611,277        195,925
  Interest expense                     324,454        171,047        964,741        507,762
  Other operating expenses              40,119         27,500        112,048        197,180
                                     ---------      ---------      ---------      ---------
      Total costs and expenses         569,830        272,384      1,764,118      1,602,279
                                     ---------      ---------      ---------      ---------
LOSS FROM INVESTMENT IN AFFILIATES     352,375         -           1,184,307         -
                                     ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                    361,831        798,666        799,004      1,817,563

PROVISION FOR INCOME TAXES             319,281         26,281        946,798        338,181
                                     ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE MINORITY
  INTEREST                              42,550        772,385       (147,794)     1,479,382

MINORITY INTEREST                      (16,539)       (33,850)       (41,929)       (65,737)
                                     ---------      ---------      ---------      ---------
NET INCOME (LOSS)                       26,011        738,535       (189,723)     1,413,645

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation
    adjustments                        (33,033)        (9,584)       (20,236)        (4,736)
                                     ---------      ---------      ---------      ---------
COMPREHENSIVE (LOSS) INCOME        $    (7,022)   $   728,951    $  (209,959)   $ 1,408,909
                                     =========      =========      =========      =========
NET INCOME (LOSS) PER SHARE
(basic and diluted)                $      0.00    $      0.10    $     (0.03)   $      0.19
                                     =========      =========      =========      =========


The accompanying notes are an integral part of this statement.


HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      ---------------------------
                                                           Nine Months Ended
                                                       Sept. 30,        Sept. 30,
                                                         2001             2000
                                                      ----------       ----------
                                                      Unaudited        Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                  $  (189,723)     $ 1,413,645
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sales of real estate                        -              (349,723)
      Net cash proceeds from sales of real estate         -             1,012,336
      Real estate development costs                      117,753         (419,435)
      Depreciation                                       611,277          195,925
      Loss from investment in affiliates               1,184,307           -
      Change in investment in affiliates due to
        currency translation                              (4,308)          (1,048)
      Increase in deferred tax assets                   (336,925)          -
      Increase in other assets                          (168,940)         (21,567)
      Increase in accounts payable and accrued
        liabilities                                    3,457,861          636,979
      Increase in deferred income taxes payable          143,160           69,642
      Increase in deferred interest income               113,283          101,956
      Increase in income taxes payable                   721,974           32,834
      Increase in comprehensive income                   (20,236)          (4,736)
                                                       ---------        ---------
          Net cash provided by operating activities    5,629,483        2,666,808
                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                 (575,207)          (9,936)
                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to short term bank loans                    (17,940)         (14,577)
  Repayments to related companies                     (5,078,839)      (2,768,192)
  Increase in minority interest                           41,929           66,267
                                                       ---------        ---------
          Net cash used in financing activities       (5,054,850)      (2,716,502)
                                                       ---------        ---------
NET DECREASE IN CASH                                        (574)         (59,630)

CASH, beginning of period                                    851          133,909
                                                       ---------        ---------
CASH, end of period                                  $       277      $    74,279
                                                       =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid (net of interest capitalized of
    $0 in 2001 and $277,975 in 2000)                 $     2,479      $   348,982
                                                       =========        =========
  Income taxes paid                                  $   124,868      $    -
                                                       =========        =========


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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 and notes thereto included in HIHI's Form 10-KSB, dated March 30, 2001.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the nine months ended September 30, 2001 and 2000, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Investment in affiliates

Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of September
30, 2001 and December 31, 2000:

		September 30,		December 31,
		2001		2000




                                    September 30,          December 31,
                                        2001                  2000
                                    ------------           ------------
Share of net assets                 $  5,771,608           $  6,951,607
Advances made                          8,391,400              8,391,400
                                    ------------           ------------
Totals                              $ 14,163,008           $ 15,343,007
                                    ============           ============


                                    Place of                Ownership     Principal
       Name                         Incorporation           Interest      Activity
                                    -----------------       ---------     ---------
       Changyang International      The People's            20%           Hotel
        Hotel (Shenyang) Co. Ltd.   Republic of China                     operation
            (Hotel)

       Changhua (Shenyang)          The People's            20%           Business
        Business Co., Ltd.          Republic of China                     center,
        (Business Center)                                                 commercial
                                                                          retail

       Changhua (Shenyang)          The People's            20%           Car
        Business Co., Ltd.          Republic of China                     Parking
        (Garage)


Shown below is summarized financial information relative to the investments at September 30, 2001:


                                          BUSINESS
                           HOTEL           CENTER             GARAGE            Total
                        ------------    ------------       ------------      -------------
Balance Sheet
  Assets                $ 56,978,863    $ 32,648,012       $ 21,662,908      $ 111,289,783
  Liabilities             49,773,335      22,200,661         10,457,749         82,431,745
                        ------------    ------------       ------------      -------------
  Equity                   7,205,528      10,447,351         11,205,159         28,858,038
  Other shareholders'
    equity                 5,764,422       8,357,881          8,964,127         23,086,430
                        ------------    ------------       ------------      -------------
HIHI, equity            $  1,441,106    $  2,089,470       $  2,241,032      $   5,771,608
                        ============    ============       ============      =============
Revenue                 $     -         $     -            $     -           $      -
Depreciation               1,009,848         616,631            370,295          1,996,774
General expense            2,481,921         959,457            483,378          3,924,756
                        ------------    ------------       ------------      -------------
Net loss                $ (3,491,769)   $ (1,576,088)      $   (853,673)     $  (5,921,530)
                        ============    ============       ============      =============
HIHI share of loss      $   (698,354)   $   (315,218)      $   (170,735)     $  (1,184,307)
                        ============    ============       ============      =============

The Hotel Group has not yet commenced operations and has not generated revenues for the nine months ended as of September 30, 2001. In accordance with Financial Accounting Standards no. 67, the project changes from nonoperating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided for the nine months ended September 30, 2001.

Note 4 - Segment reporting

The Company currently is engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.


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

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 2001 were $1,284,036, increased 19.9% from $1,071,050 over the three months ended September
30, 2000. This increase was primarily attributable to a 23.1% increase in revenues from real estate rental income. For the third quarter of 2001, revenues from real estate rental income increased to $1,132,990 from $920,002 over the third quarter of 2000. As of September 30, 2001, the remaining real estate property held for sale and net real estate rental property were $5,668,759 and $30,867,952. Interest income was $151,046 for the three months ended September 30, 2001, compared to $151,048 for the three months ended September 30, 2000.

Total costs and expenses were $569,830 in the three months ended September 30, 2001, up 109.2% from $272,384 in the three months ended September 30, 2000. This increase was primarily attributable to a 215.9% increase in depreciation expenses and an 89.7% increase in interest expenses. For the third quarter of 2001, depreciation expenses increased to $205,220 from $64,961 and interest expenses increased to $324,454 from $171,047 over the same period of 2000. These increases were primarily due to the status change for Podium A from non-operating to operating status in accordance with Financial Accounting Standards no. 67. Real estate operating expenses for the three months ended September 30, 2001 decreased 99.6% to $37 from $8,876 of the same period of 2000, caused by decreased real estate leasing efforts. In the third quarter of 2001, other operating expenses increased 45.9% to $40,119 from $27,500 in the third quarter of 2000. The main components of these expenses are legal and professional fees related to the Company's filings with the SEC and NASD. These expenses were higher in the third quarter of 2001 due to the Company's efforts to get its stock re-quoted on the OTC Bulletin Board.

Due to certain interior decoration work, the Hotel completion will continue to be postponed. Although the Company's major partner in the Hotel which controls 70% of the Hotel Group indicated that it would open early 2002, there is no guarantee that such opening date would be achieved. Although the Hotel Group has not yet commenced operations and has not generated any revenues as of September 30, 2001, according to Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided, which caused the Hotel Group to recognize a loss of $5,921,530 in the first three quarters of 2001. As a 20% equity owner, the Company also recognized its share of this loss and booked a loss from investment in affiliates. The Company's shares of this loss were $1,184,307, or $0.16 per share for the first three quarters of 2001, and $352,375, or $0.05 per share, for the third quarter of 2001. The Company will continue to recognize such loss in subsequent quarters. Unless the Hotel will open and commence operations soon, such recognized loss would continue to have very negative effect on the Company's bottom lines.

For the three months ended September 30, 2001, net income before taxes and minority interest, after the loss from investment in the Hotel Group, was $361,831, down 54.7% from $798,666 over the same period of 2000. The Company's net income for the third quarter of 2001 was $26,011, a 96.5% drop from $738,535 of the net income over same period of 2000. Net income per share for the third quarter of 2001 was $0.00, compared to $0.10 in net income in the same period a year ago. These changes were primarily due to the mixed effect of the recognized loss from investment in the Hotel Group and the increased real estate rental income.


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

The effect of foreign exchange rate fluctuations on the Company for the nine months ended September 30, 2001 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

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

                  Huayang International Holdings, Inc.


Date:  November 8, 2001       /s/ Gao WanJun
                              -----------------
                              Name:  Gao WanJun
                              Title:  President and Chief
                              Executive Officer


Date:  November 8, 2001       /s/ Wang XiaoLuan
                              -----------------
                              Name: Wang XiaoLuan
                              Title:  Vice President and Chief
                              Financial Officer


Date:  November 8, 2001       /s/ Wang Yufei
                              -----------------
                              Name:  Wang Yufei
                              Title:  Secretary and Director