Form 10KSB
period 2001-12-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2002-04-01
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for its most recent fiscal year, ending December 31, 2001, were $5,647,723.

As of March 27, 2002, the aggregate market value of the $0.02 Par Value
Common Stock held by non-affiliates of the registrant was approximately $585,315 based on the closing sale price of the stock on that date. This amount excludes the market value of 6,000,000 shares of Common Stock beneficially owned by the registrant's directors and officers.

The number of shares of common stock, par value $0.02, outstanding on March 27, 2002, was 7,500,807.

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

      Huayang International Holdings, Inc. (the "Company", "We", or "Registrant"), formerly known as Power Capital Corp. ("PCC"), is a real estate development company engaged in the development and construction of a 163,000 meter hotel, apartment and office complex in Shenyang, the People's Republic of China. The Company's current activities include the development of a 163,000 square meter hotel and business property in Shenyang, China.

STRUCTURE OF THE COMPANY

      We conduct our business through our 95% owned subsidiary Shenyang Haitong House Properties Development, Ltd ("Haitong"), and the following joint ventures in which the Company holds a 20% stake: Changyang International Hotel (Shenyang) Co., Ltd. ("Hotel"), Changhua (Shenyang) Business Co., Ltd. ("Business Center") and Changyuan (Shenyang) Park Co., Ltd. ("Garage") (collectively referred to as the "Hotel Group").

HISTORY

      We are a public company, incorporated under the laws of the State of Nevada and traded on the Over the Counter ("OTC") Bulletin Board.

      On December 29, 1995, PCC signed an acquisition agreement, as amended on January 5, 1996, with the Huayang International Trust (the "Trust"), whereby the Trust sold its 95%, 20%, 20% and 20% investments in Haitong, Hotel, Business Center and Garage, respectively, to PCC in exchange for 6,000,000 shares of common stock of PCC. On January 5, 1996, 6,000,000 shares were transferred to the Trust. At the date of acquisition, PCC changed its name to Huayang International Holdings, Inc. Our shares were formerly traded on the OTC Bulletin Board under the symbol "HIHI" and commenced trading on January 24, 1996. The trading prices ranged between $0.25 and $4.375 per share. On December 15, 1999, the Company shares were delisted from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the Securities and Exchange Commission (the "Commission"). On January 10, 2002, the Company completed requirements to comply with the Eligibility Rule and was re-listed on the OTC Bulletin Board under the symbol "HIHI". The trading prices from January 10, 2002 to March 27, 2002 ranged between $0.15 and $0.60 per share.

BUSINESS

      We are engaged in real estate development business. As of now, we are Primarily engaged in developing the Huayang International Mansion ("Commercial Towers"). The Mansion is a mixed-use complex with a total construction area of approximately 163,000 square meters. The Commercial Towers are located in Shenyang, a major Chinese city with a population of nearly seven million, offering residential, hotel, office, recreation, shopping and conference facilities.

      The building consists of two towers and two podiums. Haitong owns Tower A and Podium A, while Hotel Group owns Tower B and Podium B of the building.

      Tower A is a 22-story construction with 330 office units, 220 business apartments, and 66 penthouse apartments, totaling approximately 56,410 square meters. Podium A is a six-story construction totaling approximately 26,912 square meters, with approximately 22,000 square meters of commercial space for lease. As of December 31, 2001, 396 units of Tower A totaling approximately 33,951 square meters (60% of the total area of Tower A) had been sold, generated approximately US$27 million in gross revenues, and 178 Tower A units totaling approximately 17,142 square meters (30% of total area of Tower A) had been leased, generating US$2.8 million in annual gross revenues. Approximately 1,015 square meters of commercial space in Podium A had been leased, generating US$0.4 million in annual revenues.

      Tower B and Podium B of the building totaling approximately 80,012 square meters will be operated by Sheraton Overseas Management Corporation and Hotel Group together as Sheraton Shenyang Lido Hotel. The luxury business hotel has 533 rooms/suites and 90 luxury apartments. When the operations commenced, the hotel is expected to generate revenues from room charges, restaurants and bars, recreation facilities, business facilities and car park. The service facilities in the hotel will serve the entire building.

      However, as of March 27, 2002, the hotel has not yet commenced operation and we are not certain when it will open. The opening date for the hotel is determined by the majority shareholder of the Hotel and Sheraton management, subject to government approval. Further, there can be no assurance that when the hotel opens the expected occupancy and room rate can be attained.

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

      The total cost for the project is budgeted at US$170 million, of which approximately US$70 million was used to fund the development of Tower A and Podium A, and approximately US$100 million was used pay the costs of developing the Sheraton Hotel.

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

MARKET AND COMPETITION

      Shenyang is the capital city of Liaoning Province. It is a major
Chinese city with a population of nearly 7 million. It was ranked by the State Statistical Bureau as one of the largest cities in China in terms of Economic Strength. Shenyang is one of the most important industrial centers of China. Shenyang is also the most important traffic hub for northeastern China. It connects Beijing with major cities such as Dalian, Harbin, Dandong, and Changchun as well as countries including Russia, Mongolia and North Korea.

      In the process of China's economic reform, Shenyang has put great effort into developing projects with high economic growth potential and has significantly improved its infrastructure to ensure that its economy will continue to grow. The city has given priority to the automobile manufacturing, service, and high technology sectors and has been quite successful in attracting investments in these sectors. For example, major automakers such as Toyota, General Motors and Ford all have established joint ventures in the city.

      The economic development has led to a higher level of demand for office space, retail space, business apartments and hotels, especially for high-end properties with good locations and quality services. We quickly responded to market demands and initiated the Huayang International Mansion project, which will provide office space, luxury residential units, retail space, entertainment functions, convention and exhibition functions as well as five-star hotels.

      We are in direct competition with a number of real estate development and property management companies that also provide office space to businesses in Shenyang. Some of these companies may have more resources than we do, or are able to offer similar services at a better price than we are. The Sheraton hotel will compete directly with other business hotels in Shenyang, such as the JW Marriott Hotel and Shenyang Inter-Continental Hotel.

JOINT VENTURES

      In order to enhance the efficiency of the operation of the Commercial Towers, we entered into several joint ventures to operate various aspects of the Commercial Towers.

      Hotel: Hotel is developing a 54,862 square meter, 623 room luxury business hotel in Tower B of the Commercial Towers. We are a 20% stakeholder in the Hotel project. The Hotel will be managed by Sheraton Hotels, a subsidiary of Starwood Hotels & Resorts Trust.

      As of December 31, 2001 the total construction costs of Tower B and Podium B totaled approximately US$100 million, of which approximately US$41 million had been paid with the balance to be paid by the principal shareholder, Yick Ho, Ltd., a wholly owned subsidiary of Cheung Kong (Holdings) Limited, a Hong Kong based corporation listed in Hong Kong Stock Exchange. The Hotel Group is expected to generate revenues from room tariffs and other services.

      Business Center: Business Center owns and operates a 19,285 square meter business center occupying the five story podium of Tower B. The Business Center will operate business and conference facilities as well as entertainment facilities. We are a 20% stakeholder in the Business Center project. The Company expects the Business Center to generate revenues from conference services.

      Garage: Garage owns and operates a 5,865 square meter parking facility in support of the Hotel and Business Center. The facility occupies two basement levels of Tower B. We are a 20% stakeholder in the Garage project. The Garage is expected to generate revenues from its parking facilities.

PROJECT FUNDING

      Our projects were financed through a combination of debt financing in the form of mortgage notes, capital contributions by Mr. Gao Wanjun, one of our officers, directors and controlling shareholders, and shareholder loans made to us by Mr. Gao.

PROJECT STATUS

      Tower A has been completed. There are 330 office units, 220 business apartment units and 66 penthouse apartment units in Tower A, totaling approximately 56,410 square meters. As of December 31, 2001, approximately 33,951 square meters of floor space had been sold and approximately 17,142 square meters had been leased.

      Podium A has also been completed and we expect it to begin full operations when the Hotel is opened. Of the 22,000 square meters of available floor space, approximately 1,015 square meters has been leased. Our major tenants are Agriculture Bank of China which has leased 1,000 square meters of the ground floor area.

      The construction of Hotel is completed. However, the Hotel has not yet commenced operations as of March 27, 2002 and we are not certain when it will open. The opening date for the hotel is determined by the majority shareholder of the Hotel and Sheraton management, subject to government approval.

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

EMPLOYEES

      As of December 2001, the Company had 21 employees, all of which are salaried. No employee group is covered under a collective bargaining agreement. We believe our relationship with our employees is good.

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

      We have engaged in the development of real estate properties in the Heping District of Shenyang, China, specifically the Huayang International Mansion. The real estate projects in which we hold an interest consist of the following:

      1)    Haitong;
      2)    Hotel;
      3)    Business Center; and
      4)    Garage.

HAITONG

      We own 95% of Haitong. The Haitong project consists of a 26,912 square meter Podium and a 56,410 square meter Tower, divided into office and residential units. The Tower was completed in 1999, and the Podium was completed in 2001. The total cost of developing Haitong was approximately US$70 million. These costs were paid through a combination of bank loans and mortgages, guranteed by Haitong and secured by its assets, and capital contributions and loans from shareholders. We currently have bank loans totaling US$17,268,635 outstanding which are secured by a mortgage on the property. The annual interest rates on these bank loans range from 6.44% to 7.11%.

HOTEL, BUSINESS CENTER AND GARAGE (COLLECTIVELY REFERRED TO AS THE "HOTEL
GROUP")

      We own 20% of the Hotel Group. The Hotel Group includes a 54,862 square meter, 623 room luxury business hotel in Tower B, a 19,285 square meter business center in Podium B, and a 5,865 square meter garage in the basement of the Commercial Towers. The Hotel Group will be managed by Sheraton, a subsidiary of Starwood, as the Sheraton Shenyang Lido Hotel. Construction on the Hotel is completed but the hotel has not commenced operations. Total construction costs of the Hotel Group were approximately US$100 million, including the costs of developing the Business Center and Garage.

HUAYANG INTERNATIONAL MANSION

      We are engaged in real estate development. As of now, we are primarily engaged in developing the Huayang International Mansion ("Commercial Towers"), a mixed-use complex with a total construction area of 163,000 square meters. The Commercial Towers are located in Shenyang, a major Chinese city with a population of nearly seven million, offering residential, hotel, office, recreation, shopping and conference facilities.

      The building consists of two towers and two podiums. Haitong owns Tower A and Podium A, while Hotel Group owns Tower B and Podium B of the building.

      Tower A is a 22-story construction with 330 office units, 220 business apartments, and 66 penthouse apartments, totaling approximately 56,410 square meters. Podium A is a six-story construction totaling approximately 26,912 square meters, with approximately 22,000 square meters of commercial space for lease. As of December 31, 2001, 396 units of Tower A totaling approximately

33,951 square meters (60% of the total area of Tower A) had been sold, generated approximately US$27 million in gross revenues, and 178 Tower A units totaling approximately 17,142 square meters (30% of total area of Tower A) had been leased, generating US$2.8 million in annual gross revenues. Approximately 1,015 square meters of commercial space in Podium A had been leased, generating US$0.4 million in annual revenues.

      Tower B and Podium B of the building totaling approximately 80,012 square meters will be operated by Sheraton Overseas Management Corporation and Hotel Group together as Sheraton Shenyang Lido Hotel. The luxury business hotel has 533 rooms/suites and 90 luxury apartments. When the operations commenced, the hotel is expected to generate revenues from room charges, restaurants and bars, recreation facilities, business facilities and car park. The service facilities in the hotel will serve the entire building.

      However, as of March 27, 2002, the hotel has not yet commenced operation and we are not certain when it will open. The opening date for the hotel is determined by the majority shareholder of the Hotel and Sheraton management, subject to government approval. Further, there can be no assurance that when the hotel opens the expected occupancy and room rate can be attained.

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

      The total cost for the project is budgeted at US$170 million, of which approximately US$70 million was used to fund the development of Tower A and Podium A, and approximately US$100 million was used to pay the costs of developing the Sheraton Hotel.

Item 3. Legal Proceedings

      The Company is not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fiscal year ended December 31, 2001.

PART II.

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

      Our shares are currently traded on the OTC Bulletin Board under the symbol "HIHI". Prior to December 15, 1999, our shares had been traded on the OTC Bulletin Board under the symbol "HIHI" and since January 24, 1996. The trading prices ranged between $0.25 and $4.375 per share. On December 15, 1999, the Company shares were delisted from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934. The Company filed Form 10SB and met all the requirements to comply the Eligibility Rule in 2001 and was relisted on January 10, 2002. The trading prices from January 10, 2002 to March 27, 2002 ranged between $0.15 and $0.60.

      As of March 27, 2002, there were approximately 270 holders of record of our common stock.

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

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended December 31, 2001 were $5,647,723, decreased 12.57% from $6,459,496 over the fiscal year ended December 31, 2000. This decrease was primarily attributable to a 38.83% decrease in revenues from real estate sales, offset in part by a 12.32% increase in real estate rental income. For the fiscal year ended December 31, 2001, revenues from real estate sales decreased to $1,833,499 from $2,997,293, while revenues from real estate rental increased to $3,210,042 from $2,858,022 over the same period of 2000. These changes reflect the fact that we are close to completing the sale of our real estate property held for sale, and real estate rental income and other operating income will gradually become our major revenue source. We expect further decline in total revenues as our major revenue source shifts from property sales to rental income. As of December 31, 2001, the remaining real estate property held for sale and net real estate property were $2,285,143 and $32,513,101, respectively, compared to $5,674,648 and $30,979,816 a year ago. Interest income was $604,182 for the fiscal year ended December 31, 2001, compared to $604,181 for the fiscal year ended December 31, 2000.

      Total costs and expenses were $3,955,043 in the fiscal year ended December 31, 2001, up from $3,382,179 in the fiscal year ended December 31, 2000, an increase of 16.94%. For the fiscal year ended December 31, 2001, cost of real estate sold dropped 37.69% to $1,320,633 from $2,119,286, while real estate operating expenses increased 812.63% to $376,635 from $41,269 over the same period of 2000. Depreciation expense increased 154.93% to $851,842 from $334,145 and interest expense increased 91.76% to $1,293,885 from $674,749 for the fiscal year ended December 31, 2001 over the same period of 2000. Other operating expenses for the fiscal year ended December 31, 2001 decreased 47.33% to $112,048 from $212,730 of the same period of 2000. The changes in cost of real estate sold and real estate operating expenses were the result of increased renting activities and reduced selling activities. The increases in depreciation expenses and the interest expenses were primarily due to the status change for Podium A from non-operating to operating status, when all the interest and depreciation costs were expensed. The drop in other operating expenses was the result of reduced filing activities compared with the previous year when the Company started filing its Form 10SB with the Commission.

Although the construction of the Hotel has been completed, and the Hotel was scheduled to open in 2002, the Hotel has not commenced operations as of March 27, 2002. The Company's major partner in the Hotel which controls 70% of the Hotel Group did not give indications as to when the Hotel will open. Although the Hotel Group has not yet commenced operations and has not generated any revenues as of March 27, 2002, according to Financial Accounting Standards no. 67, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided, which caused the Hotel Group to recognize a loss of $8,655,324 in 2001. As a 20% equity owner, the Company also recognized its share of this loss and booked a loss from investment in affiliates. The Company's shares of this loss were $1,731,045, or $0.23 per share for the year ended December 31, 2001.
The Company will continue to recognize such loss in future. Unless the Hotel will open and commence operations soon, such recognized loss would continue to have very negative effect on the Company's book value of equity and bottom lines.

For the fiscal year ended December 31, 2001, net income before taxes and minority interest, after the loss from investment in the Hotel Group, was $4,238, down 99.85% from $2,803,717 over the same period of 2000.
Provisions for income taxes decreased 31.74% from $1,375,954 in 2000 to $939,232 in 2001.

In fiscal year 2001, the Company incurred $959,110, or $0.13 per share, in net loss, compared to $1,359,295, or $0.18 per share, in net profit in 2000.
This change was primarily due to the mixed effect of the recognized loss from investment in the Hotel Group and the increased real estate rental income.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of December 31, 2001, our cash balance was very low. Our past operations were supported by related companies which from time to time lend funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

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

      As of the date hereof, we have consolidated indebtedness that is substantial in relation to our stockholders equity. As of December 31, 2001, we had total bank debt of $17,268,635. We also owed $15,287,772 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

      All of our bank debt is secured by the Commercial Towers. As of December 31, 2001, our lenders held an aggregate of $17,268,635 of liens against the Commercial Towers as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.

      The Company and China Construction Bank have signed an agreement to settle a loan of $4,923,552 and accrued interest. China Construction
Bank has agreed to accept ownership of certain office space in Tower A as payment for the outstanding loan and accrued interest. The Company and China Construction Bank are currently having an appraisal performed on the office space to determine its value. Once the valuation has been completed and both parties agree upon the value, title of the office space will be transferred to China Construction Bank in full satisfaction of the obligation. The remaining loans due to China Construction Bank and China Merchant Bank in the amount of $5,104,565 were past due as of December 31, 2001 and the Company is currently in negotiations with these banks to settle these loan obligations. If we are unable to settle these bank loan obligations, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.


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

      The effect of foreign exchange rate fluctuations on the Company for the fiscal year ended December 31, 2001 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

      The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

      The Company does not hold cash equivalents or marketable securities as of December 31, 2001 and has no plans to do so within the next twelve months.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Huayang International Holdings, Inc.
  and Subsidiary

We have audited the accompanying consolidated balance sheets of Huayang International Holdings, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huayang International Holdings, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Moore Stephens Frazer and Torbet, LLP

                                    Certified Public Accountants
                                    Walnut, California

March 02, 2002

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
ASSETS
                                                          2001            2000
                                                      ------------    ------------
ASSETS:

  Real estate rental property, net of
    accumulated depreciation of $1,348,515
    in 2001 and $555,647 in 2000                      $ 32,513,101    $ 30,979,816
  Real estate held for development and sale              2,285,143       5,674,648
  Cash                                                         253             851
  Accounts receivable, net of allowance of
    $134,432 at December 31, 2001                          761,553          -
  Due from related companies                            15,674,533      10,087,408
  Investment in affiliates                              13,616,339      15,343,007
  Property and equipment, net                            1,387,965       1,482,376
  Deferred tax assets                                      544,668          -
  Other assets                                              -               67,927
                                                      ------------    ------------
         Total assets                                 $ 66,783,555    $ 63,636,033
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

  Accounts payable and accrued liabilities            $  7,131,131    $  4,384,485
  Bank loans                                            17,268,635      17,286,367
  Due to related companies                              15,287,772      15,266,821
  Income taxes payable                                   2,773,238       1,993,187
  Deferred income taxes payable                            758,097         337,145
  Deferred interest income                                 521,202         370,158
                                                      ------------    ------------
         Total liabilities                              43,740,075      39,638,163
                                                      ------------    ------------
MINORITY INTEREST                                        1,116,125       1,092,009
                                                      ------------    ------------
SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares issued
    and outstanding                                        150,016         150,016
  Paid-in capital                                       18,296,291      18,296,291
  Accumulated other comprehensive income                    17,347          36,743
  Retained earnings                                      3,463,701       4,422,811
                                                      ------------    ------------
         Total shareholders' equity                     21,927,355      22,905,861
                                                      ------------    ------------
         Total liabilities and shareholders' equity   $ 66,783,555    $ 63,636,033
                                                      ============    ============

      The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
  AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001            2000
                                                      ------------    ------------
REVENUES:
  Real estate sales                                   $  1,833,499    $  2,997,293
  Real estate rental income                              3,210,042       2,858,022
  Interest income                                          604,182         604,181
                                                      ------------    ------------
    Total revenues                                       5,647,723       6,459,496
                                                      ------------    ------------
COSTS AND EXPENSES:
  Cost of real estate sold                               1,320,633       2,119,286
  Real estate operating expenses                           376,635          41,269
  Depreciation                                             851,842         334,145
  Interest expense                                       1,293,885         674,749
  Other operating expenses                                 112,048         212,730
                                                      ------------    ------------
    Total costs and expenses                             3,955,043       3,382,179
                                                      ------------    ------------
OTHER INCOME                                                42,603          -
                                                      ------------    ------------
LOSS FROM INVESTMENT IN AFFILIATES                       1,731,045         273,600
                                                      ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             4,238       2,803,717

PROVISION FOR INCOME TAXES                                 939,232       1,375,954
                                                      ------------    ------------
(LOSS) INCOME BEFORE MINORITY INTEREST                    (934,994)      1,427,763

MINORITY INTEREST                                          (24,116)        (68,468)
                                                      ------------    ------------
NET (LOSS) INCOME                                         (959,110)      1,359,295

OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation adjustments                 (19,396)          5,483
                                                      ------------    ------------
COMPREHENSIVE (LOSS) INCOME                           $   (978,506)   $  1,364,778
                                                      ============    ============
NET (LOSS) INCOME PER SHARE (basic and diluted)       $      (0.13)   $       0.18
                                                      ============    ============

     The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                      Accumulated
                                                                         other
                      Number     Common      Paid-in      Retained    comprehensive
                    of shares     stock      capital      earnings       income      Totals
                    ---------   --------   -----------   ----------     -------   -----------

BALANCE,
January 1, 2000     7,500,807   $150,016   $18,296,291   $3,063,516     $31,260   $21,541,083

  Net income                                              1,359,295                 1,359,295
  Foreign currency
    translation
    adjustments                                                           5,483         5,483
                    ---------   --------   -----------   ----------     -------   -----------
BALANCE,
December 31, 2000   7,500,807    150,016    18,296,291    4,422,811      36,743    22,905,861

  Net loss                                                 (959,110)                 (959,110)
  Foreign currency
    translation
    adjustments                                                         (19,396)      (19,396)
                    ---------    --------   -----------   ----------    -------   -----------
BALANCE,
December 31, 2001   7,500,807    $150,016   $18,296,291   $3,463,701    $17,347   $21,927,355
                    =========    ========   ===========   ==========    =======   ===========

      The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001           2000
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $  (959,110)   $ 1,359,295
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sales of real estate                     (512,866)      (878,007)
      Net cash proceeds from sales of real estate     1,833,499      2,997,293
      Real estate development costs                    (237,877)    (1,735,093)
      Depreciation                                      851,842        334,145
      Interest income from investment affiliates       (755,228)      (755,228)
      Loss from investment in affiliates              1,731,045        273,600
      Deferred income taxes                            (123,716)       169,449
      Change in investment in affiliates due to
        currency translation                             (4,377)        (1,832)
      Increase in accounts receivable                  (761,553)         -
      Decrease in other assets                           67,927         94,296
      Increase in accounts payable and accrued
        liabilities                                   2,746,646        845,825
      Increase in deferred interest income              151,044        151,045
      Increase in income taxes payable                  780,051        845,775
      (Decrease) increase in comprehensive income       (19,396)         5,483
                                                    -----------    -----------
        Net cash provided by operating activities     4,787,931      3,706,046
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (1,699)       (12,945)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to short term bank loans                     -             (9,358)
  Advance made to related companies                  (4,810,946)    (3,885,009)
  Increase in minority interest                          24,116         68,208
                                                    -----------    -----------
        Net cash used in financing activities        (4,786,830)    (3,826,159)
                                                    -----------    -----------
NET DECREASE IN CASH                                       (598)      (133,058)

CASH, beginning of year                                     851        133,909
                                                    -----------    -----------
CASH, end of year                                   $       253    $       851
                                                    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid (net of interest capitalized of $0
    and $563,268 in 2001 and 2000, respectively)    $     2,491    $   454,469
                                                    ===========    ===========
  Income taxes paid                                 $     -        $     -
                                                    ===========    ===========
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
  Transfer from real estate rental property to
    property and equipment                          $     -        $ 1,384,844
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

Real estate rental property

      Real estate rental property is stated at cost. Depreciation and amortization of real estate rental property is being provided on a straight-line method over the estimated useful lives of 40 to 50 years and amounted to $794,042 and $224,169 for the years ended December 31, 2001 and 2000, respectively.

Property and equipment

      Land use rights, building, furniture, fixtures, equipment and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 50 years.

      Improvements, equipment and vehicles as of December 31 consisted of the following:

                                        2001              2000

Improvements                        $1,469,064        $1,469,064
Equipment                              302,818           303,102
Vehicles                                -                343,186
                                    ----------        ----------
      Totals                         1,771,882         2,115,352

Less accumulated depreciation          383,917           632,976
                                    ----------        ----------
      Totals                        $1,387,965        $1,482,376
                                    ==========        ==========

      The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $57,800 and $109,976, respectively.

      HIHI acquired land use rights from The People's Republic of China for a period of fifty years. The costs of the rights have been capitalized to the real estate development projects and once the constructed assets are ready for their intended use, the land use rights are amortized over the remaining useful life.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2001, the Company expects these assets to be fully recoverable.

Cash and concentration of risks

      For purposes of the statement of cash flows, HIHI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. All cash in state-owned banks are not covered by insurance. HIHI has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $253 and $851 as of December 31, 2001 and 2000, respectively.

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

Earnings per share

      HIHI adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS at December 31, 2001 and 2000.

Capitalized Interest

      HIHI follows the policy of capitalizing interest as a component of building construction costs. Total interest expensed for the years ended December 31, 2001 and 2000 amounted to $1,293,885 and $674,749, respectively. Total interest expense capitalized as part of the construction costs for the years ended December 31, 2001 and 2000 amounted to $-0- and $563,268, respectively.

Income taxes

      HIHI adopted Statement of Financial Accountant Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The deferred tax assets and liabilities consisted the following at December 31:


                                         2001              2000
 Expenses deducted for financial
  Statement purposes and not for
  China Income taxes                  $ 282,811         $   -
 Depreciation                           261,857
                                      ---------         ---------
       Total deferred tax assets        544,668             -
                                      =========         =========
 Interest income, net of expenses       515,549           337,145
 Land appreciation tax                  242,548             -
                                      ---------         ---------
       Total deferred taxes payable   $ 758,097         $ 337,145
                                      =========         =========

      The operations of HAITONG and HOTEL are subject to the income tax laws of the People's Republic of China but not subject to the U.S. income tax except for repatriated dividends.

      Under the Sino-U.S. bilateral tax treaty, the Chinese government is allowed to withhold tax on interest from HOTEL to HIHI with a maximum withholding rate not to exceed 10.00%. A credit is then allowed for income tax paid to China by a resident or citizen of the United States. A provision of $75,523 and $75,523 has been included in the provision for Chinese Income Taxes for the years ended December 31, 2001 and 2000, respectively, with a corresponding credit of $75,523 and $75,523 was used to offset the current income tax provision for the United States.

      The provision for United States Income Taxes has been made at the prevailing rates as prescribed by the Internal Revenue Code.

      Provision for China Income Tax has been made at the prevailing rate of taxation of 33% on the estimated assessable profit for the period after utilization of losses brought forward from previous year. Provision for China Real Estate Tax has been made at the prevailing rate of taxation of 12% on the rental income for the period. As of December 31, the provision for income taxes consisted of the following:

                                                    2001        2000

Provision for United States Income Tax          $  117,984  $  108,926
Provision for China Income Tax                     843,112     906,015
Provision for China Real Estate Tax                523,219     361,013
Deferred tax benefit                              (545,083)
                                                ----------  ----------
      Totals                                    $  939,232  $1,375,954
                                                ==========  ==========

      The following table reconciles the U.S. statutory rate to the Company's effective tax rate:
                                          2001        2000

U.S. Statutory rates                       34%         34%
Foreign income not recognized in U.S.     (34)        (29)
China Income taxes                      9,818          32
China Real Estate taxes                12,346          12
                                       ------      ------
Effective tax rate                     22,164%         49%
                                       ======      ======
Accounts receivable

      The accounts receivable amount of $761,553 at December 31, 2001 represent amounts due from customers for real estate sales and rental activities, net of allowance of $134,432.

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

New Authoritative Pronouncements

      The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements will change the accounting for business combinations, goodwill and other intangible assets in two significant ways. First, SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS 142 changes the accounting for goodwill from an amortization method to impairment only method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for companies with calendar year ends, will be January 1, 2002.
Certain other intangible assets with indefinite lives are subject to the same rule.

      The Company has adopted SFAS No. 141 during the year ending December 31, 2001 and there have been no business combinations since the time of adoption.

      The Company has adopted SFAS No. 142 during the year ending December 31, 2002 and there is not material effect on the Company's consolidated financial statements.

      The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the adoption of this Statement will not have a material affect on its consolidated financial statements.

      The Financial Accounting Standards Board has also issued SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that one accounting model be used for long-live assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. That accounting model retains the requirement of FASB No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

      The Company has adopted SFAS No. 144 during the year ending December 31, 2002 and there has been no material affect on its consolidated financial statements.

Note 2 - Shareholders' equity

      HIHI has the following common shares as of December 31:

                                  2001              2000

Authorized                    50,000,000        50,000,000
Issued and outstanding         7,500,807         7,500,807
Par value                     $     0.02        $     0.02


      HHI is also authorized to issue preferred stock with a par value of $.02. The Board of Directors is authorized to establish the series, fix and determine the rights, preferences and limitations of the preferred stock. As of December 31, 2000 and 1999, there were no preferred stocks issued and outstanding, respectively.

Note 3 - Real estate

      As of December 31, real estate consists of the following:

                                             2001              2000

Real estate rental property, net          $32,513,101       $30,979,816
Real estate held for development and sale   2,285,143         5,674,648
                                          -----------       -----------
        Totals                            $34,798,244       $36,654,464
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

Note 4 - Investment in Affiliates

      Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of December 31:

                                        2001              2000

Share of net assets                 $ 5,224,939       $ 6,951,607
Advances made                         8,391,400         8,391,400
                                    -----------       -----------
        Totals                      $13,616,339       $15,343,007
                                    ===========       ===========

                              Place of          Ownership         Principal
Name                          incorporation     interest          activity

Changyang International Hotel The People's      20%               Hotel
  (Shenyang) Co. Ltd. (Hotel) Republic of China                   operation

Changhua (Shenyang)           The People's      20%               Business
  Business Co., Ltd.          Republic of China                   center,
  (Business Center)                                               commercial
                                                                  retail

Changyuan (Shenyang)          The People's      20%               Car parking
   Park Co., Ltd.             Republic of China
  (Garage)

      Shown below is summarized financial information relative to the investments at December 31:

December 31, 2001

                                      BUSINESS
                        HOTEL         CENTER       GARAGE      TOTAL

Balance Sheet
  Assets                $63,025,021  $38,959,893  $24,110,106  $126,095,020
  Liabilities            57,720,763   29,056,025   13,193,082    99,969,870
				-----------	 -----------  -----------  ------------
  Equity                  5,304,258    9,903,868   10,917,024    26,125,150
  Other shareholders'
     equity               4,243,516    7,923,096    8,733,599    20,900,211
				-----------	 -----------  -----------  ------------
HIHI, equity            $ 1,060,742  $ 1,980,772  $ 2,183,425  $  5,224,939
				===========  ===========  ============ ============
Revenue                 $    -       $    -       $    -       $     -
General expense           5,393,675    2,119,706    1,141,943     8,655,324
				-----------	 -----------  -----------  ------------
Net loss                $(5,393,675) $(2,119,706) $(1,141,943) $ (8,655,324)
				===========  ===========  ============ ============
HIHI share of loss      $(1,078,715) $  (423,941) $  (228,389) $ (1,731,045)
				===========  ===========  ============ ============

December 31, 2000
                                      BUSINESS
                        HOTEL         CENTER       GARAGE      TOTAL

Balance Sheet
  Assets                $55,711,269  $32,487,369  $19,226,508  $107,425,146
  Liabilities            45,006,291   20,453,063    7,156,028    72,615,382
				-----------	 -----------  -----------  ------------
  Equity                 10,704,978   12,034,306   12,070,480    34,809,764
  Other shareholders'
     equity               8,572,025    9,629,291    9,656,841    27,858,157
				-----------	 -----------  -----------  ------------
HIHI, equity            $ 2,132,953  $ 2,405,015  $ 2,413,639     6,951,607
				===========  ===========  ============ ============
Revenue                 $    -       $    -       $    -       $    -
General expenses          1,367,986                               1,367,986
				-----------	 -----------  -----------  ------------
Net loss                $(1,367,986)                             (1,367,986)
				===========  ===========  ============ ============
HIHI share of loss      $  (273,600)
				===========  ===========  ============ ============

      As of December 31, 2001 and 2000, interest income has been accrued on advances made to the Hotel Group; interest receivable amounted to $2,605,985 and $1,850,757, respectively. Interest is being accrued at the annual rate of 9.00% and is payable once the Hotel opens for operations. Management evaluated their reserve at the end of 2001 and management believes the interest receivable will be collectable within the next year. As of December 31, 2001 and 2000, the reserve amounted to $240,304 and $240,304, respectively.

      In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", 20% of the interest income earned on these advances has been deferred until paid. Total deferred interest income amounted to $521,202 and $370,158 as of December 31, 2001 and 2000, respectively.

Note 5 - Due from/to related companies

      HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company purchases building materials for various projects. In addition, the company has been handling property rental and sales activities for HAITONG. As of December 31, 2001 and 2000, the balance due from the related company amounted to $11,603,239 and $8,476,955, respectively.

      HIHI has entered into an agreement in 1997 with a related company to advance funds in the form of purchased materials. The agreement states that HIHI can postpone principal payments for three years starting from the initial shipment without incurring any interest charges. HIHI has the option to pay off the debt in cash or common stock of HIHI. As of December 31, 2001 and 2000, the total amount of debt under this agreement amounted to $14,787,763.

      HAITONG has entered into an agreement with a property management company owned by HIHI's majority shareholder to manage and maintain one of the buildings, podiums and garages.

Note 6 - Bank loans

      The bank loans bear interest ranging from 6.44% to 7.11% annually and are secured by real estate (see note 3) owned by HAITONG and a corporate guarantee given by a related company.

      As of December 31, bank loans consist of the following:

                                            2001          2000

Loan from China Construction Bank, due
  December 29, 2000, monthly interest
  only payments at 7.02% per annum,
  secured by properties and guaranteed
  by HAITONG                               $ 4,923,552   $ 4,925,166
Loan from China Construction Bank, due
  December 28, 2000, monthly interest
  only payments at 6.44% per annum,
  secured by properties and guaranteed
  by HAITONG                               $ 1,810,129   $ 1,810,723
Loan from China Construction Bank, due
  December 28, 2001, monthly interest
  only payments at 6.44% per annum,
  secured by properties and guaranteed
  by HAITONG                               $   205,148   $   205,215
Loan from China Merchant Bank, due
  August 30, 2001, quarterly interest
  only payments at 6.44% per annum,
  secured by properties and guaranteed
  by HAITONG                               $ 2,292,831   $ 2,293,581
Loan from China Merchant Bank, due
  August 30, 2001, quarterly interest
  only payments at 6.44% per annum,
  secured by properties and guaranteed
  by HAITONG                               $   796,457   $   808,790
Loan from Housing Fund Management
  Center, due December 31, 2002,
  quarterly interest only payments at
  6.93% per annum, secured by
  properties and guaranteed by HAITONG     $ 3,620,259   $ 3,621,446
Loan from Housing Fund Management
  Center, due December 31, 2002,
  quarterly interest only payments at
  7.11% per annum, secured by
  properties and guaranteed by HAITONG     $ 3,620,259   $ 3,621,446
                                           -----------   -----------
                          Totals           $17,268,635   $17,286,367
                                           ===========   ===========

      Principal repayment requirements of all bank loans based on existing terms at December 31, 2001 are as follows:

    YEAR ENDING         PRINCIPAL
    DECEMBER 31         REPAYMENT

      2002             $17,268,635

      Total interest expense for the years ended December 31, 2001 and 2000 amounted to $1,293,885 and $1,238,017, respectively.

      The Company and China Construction Bank have signed an agreement to settle the loan of $4,923,552 and accrued interest. China
Construction Bank has agreed to accept ownership of certain office space in Tower A as payment for the outstanding loan and accrued interest.
The Company and China Construction Bank are currently having an appraisal performed on the office space to determine its value. Once the valuation has been completed and both parties agree upon the value, title of the office space will be transferred to China Construction Bank in full satisfaction of the obligation. The remaining loans due to China Construction Bank and China Merchant Bank were past due as of December 31, 2001 and the Company is currently in negotiations with these banks to settle these loan obligations.

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

      The Company also leases office space to companies that are related to the majority shareholder and president of HIHI. During the year ended December 31, 2001, the Company received $647,451 in rental income from these companies.

      Future minimum rentals, under non-cancelable operating leases to be received over the next five years net of 5% business tax as of December 31, 2001 are as follows:

YEARS ENDING
DECEMBER 31,    AMOUNT
2002          $1,996,000
2003             159,000
2004              34,000
2005              21,000
2006               4,000
THEREAFTER         -

Note 9 - Supplemental non-cash investing activities

In November, 2000, the Company decided the 6th floor of the rental properties would be used as its offices, therefore, the related cost of $1,456,007, net of accumulated depreciation of $71,163 was transferred from the real estate rental property to property and equipment.

Note 10 - Contingency

      During the year ended December 31, 2001, the Company had let the property insurance lapse. As of December 31, 2001, the Company had no property insurance in place. However the Company has plans to obtain property insurance during the year ending December 31, 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have not changed accountants in the last three fiscal years, and there is no disagreement with its accountants concerning accounting and financial disclosure.

PART III.

Item 9.  Directors and Executive Officers of the Registrant

      The following table sets forth our directors and executive officers, appointed to serve until their removal or resignation.

            NAME                    AGE   POSITION
            ----                    ---   --------
            Mr. Gao WanJun          46    Chairman, President and Chief
                                          Executive Officer
            Ms. Wang YuFei          31    Secretary, Chief Financial Officer
                                          and Director
            Mr. Wang Shaohua        43    Director of the Company and Deputy
                                          General Manager of Haitong
            Mr. Yu Yingtian         36    Director of the Company and Principal
                                          Accounting Manager of Haitong
            Mr. Yin Liangpei        59    Independent Director
            Ms. Wang Yunfen         59    Independent Director

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

      Mr. Gao Wanjun: Mr. Gao has been serving as our Chairman of the Board of Directors, President and CEO since December 1995. In April 1992, Mr. Gao founded Haitong and has been serving as the General Manager since then.
In April 1993 Mr. Gao founded Huayang Industry and Commerce (Shenyang) Group ("Huayang Group"), an international group of real estate companies with operations in China, Hong Kong and the United States. He has been serving as Chairman of Huayang Group since April 1993.

      Ms. Wang Yufei: Ms. Wang joined us in December 1995 and has been serving as Secretary and Director of the Company. Prior to working for the Company, Ms. Wang was Secretary of Huayang Industry and Commerce (Shenyang) Group, an international group of real estate companies with operations in China, Hong Kong and the United Sates. Ms. Wang graduated from Liaoning University, Shenyang, China.

      Mr. Wang Shaohua: An architectural engineer, Mr. Wang joined the Company in 1992 and was promoted to Deputy General Manager of Haitong later. He holds an engineer degree in civil and industrial architecture and has over twenty years of experience.

      Mr. Yu Yingtian: Mr. Yu is a Principal Accounting Manager of Haitong. He joined the Company in 1995 as an accounting manager and has been working in Haitong's finance department since then. Before joining the Company, he worked as an accountant in several other companies. Mr. Yu has more than twelve years of accounting experience. He graduated from Northeast University, Shenyang, China. Mr. Yu is a member of our audit committee.

      Mr. Yin Liangpei: Mr. Yin is a Professor of Law and Dean of the Law School of Shenyang University. He is a leading scholar in legal studies, with nine published books and dozens of published articles. He is also an executive member of the City's Congress of Shenyang. Professor Yin graduated from Beijing University of Law and Political Sciences, Beijing, China. He is also an independent director for Lingyuan Steel and Iron Company. Mr. Yin is a member of our audit committee.

      Ms. Wang Yunfen: Ms. Wang graduated from Jilin University of Finance and Trade, and has over 35 years of finance and accounting experience. She served as head of the finance department for several companies in China, including Jilin Chemical Industrial Group, a major corporation in China. Since 1998, she has been the head of the finance department for Harbin Xinke Nami Technology Co. Ltd. Ms. Wang is Chair of our audit committee.

Item 10. Executive Compensation

      Currently, none of the officers or directors are being remunerated for their services for us.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 27, 2002 certain information regarding the ownership of our voting securities by each stockholder known to our management to be 1) the beneficial owner of more than 5% of our outstanding Common Stock, 2) each of our directors and nominees, and 3) all named executive officers and directors as a group. Except as otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

NAME AND ADDRESS OF BENEFICAL OWNER (1)                     COMMON STOCK
---------------------------------------           ---------------------------
                                                    NUMBER         PERCENTAGE
                                                  ---------        ----------
Gao Wanjun                                        6,000,000 (2)      80.0%
Huayang International Trust                       6,000,000 (2)      80.0%
All Officers and Directors as a Group             6,000,000 (2)      80.0%

(1) Except as otherwise noted, the address of each beneficial owner is Shenyang Haitong House Properties Development, Ltd., No.386 Qingnian Street, Heping District, Shenyang, China 110003.

(2) Includes 6,000,000 shares held by the Huayang International Trust, of which Mr. Gao WanJun is the trustee. Mr. Gao WanJun, his wife and their children are the beneficiaries of the trust.

Item 12. Certain Relationships and Related Transactions

      HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company purchases building materials for various projects. In addition, the company has been handling property rental and sales activities for HAITONG. As of December 31, 2001 and 2000, the balance due from the related company amounted to $11,603,239 and $8,476,955, respectively.

      On September 30, 1997, Haitong entered into a management contract with Huayang Real Estate Management (Shenyang) Co., Ltd. ("HREM"), of which Ms. Wan XiaoLuan (Mr. Gao's wife and a former Director of the Company) is Chairman and the controlling shareholder, appointing HREM as the property management company for properties in Tower A. In China, property management fees are regulated and approved by the government. The contract did not specify amount of management fees, but required HREM to obtain government approval for such fees. Currently, the fee is $1.645 per square meter, which includes elevator maintenance and heating charges. Terms of the agreement were made on an arms-length basis.

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

(a) Exhibits

   EXHIBIT 21, LIST OF SUBSIDIARIES, has been filed previously with the Commission.

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

DATE:  March 30, 2001               Huayang International Holdings, Inc.


                                    /s/ Gao WanJun
                                    ------------------------------------
                                    Name: Gao WanJun
                                    Title:  Chairman, President and
                                    Chief Executive Officer


                                    /s/ Wang Yufei
                                    ------------------------------------
                                    Name: Wang Yufei
                                    Title:  Secretary, Chief Financial
                                    Officer and Director


                                    /s/ Wang Shaohua
                                    ------------------------------------
                                    Name: Wang Shaohua
                                    Title:  Director


                                    /s/ Yu Yintian
                                    ------------------------------------
                                    Name: Yu Yingtian
                                    Title: Director


                                    /s/ Yin Liangpei
                                    ------------------------------------
                                    Name: Yin Liangpei
                                    Title: Director


                                    /s/ Wang Yunfen
                                    ------------------------------------
                                    Name: Wang Yunfen
                                    Title: Director