Form 10QSB
period 2002-03-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2002-05-14
CIK 1110569

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                             Form 10-QSB


(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002
                                     --------------
or

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

The number of shares of common stock, par value $0.02, outstanding on April 30, 2002, was 7,500,807.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]




PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Condensed Format)

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                 March 31,         December 31,
                                                   2002               2001
                                                ----------         ----------
                                                Unaudited           Audited
                                                ----------         ----------
ASSETS

ASSETS:
  Real estate rental property, net of
    accumulated depreciation of
    $1,556,629 at March 31, 2002 and
    $1,348,515 at December 31, 2001           $ 33,136,860       $ 32,513,101
  Real estate held for development and sale      2,566,408          2,285,143
  Cash                                                 284                253
  Due from related companies                    15,234,216         15,674,533
  Investment in affiliates                      13,258,478         13,616,339
  Property and equipment, net                    1,362,614          1,387,965
  Deferred tax asset                               651,030            544,668
  Other assets                                     705,126            761,553
                                                ----------         ----------
                  Total assets                $ 66,915,016       $ 66,783,555
                                                ==========         ==========

                                   - 2 -

                                                March 31,         December 31,
                                                   2002               2001
                                                ----------         ----------
                                                Unaudited           Audited
                                                ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities    $  7,514,366       $  7,131,131
  Bank loans                                    17,267,177         17,268,635
  Due to related companies                      15,287,758         15,287,772
  Income taxes payable                           2,892,588          2,773,238
  Deferred income taxes payable                    818,495            758,097
  Deferred interest income                         558,963            521,202
                                                ----------         ----------
             Total liabilities                  44,339,347         43,740,075
                                                ----------         ----------
MINORITY INTEREST                                1,106,402          1,116,125
                                                ----------         ----------
SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares
    issued and outstanding                         150,016            150,016
  Paid-in-capital                               18,296,291         18,296,291
  Accumulated other comprehensive income            14,783             17,347
  Retained earnings                              3,008,177          3,463,701
                                                ----------         ----------
            Total shareholders' equity          21,469,267         21,927,355
                                                ----------         ----------
                   Total liabilities and
                    shareholders' equity      $ 66,915,016       $ 66,783,555
                                                ==========         ==========

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                         2002           2001
                                       ---------      ---------
                                       Unaudited      Unaudited
                                       ---------      ---------
REVENUES:
  Real estate rental income          $   535,218    $ 1,067,488
  Interest income                        151,046        151,046
                                       ---------      ---------
            Total revenues               686,264      1,218,534
                                       ---------      ---------
COSTS AND EXPENSES:
  Real estate operating expenses         118,326         65,416
  Depreciation                           208,243        202,915
  Interest expense                       326,320        315,782
  Other operating expenses                -              47,614
                                       ---------      ---------
            Total costs and expenses     652,889        631,727
                                       ---------      ---------
LOSS FROM INVESTMENT IN AFFILIATES       357,420        371,156
                                       ---------      ---------
(LOSS) INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                 (324,045)       215,651

PROVISION FOR INCOME TAXES               141,202        307,149
                                       ---------      ---------
LOSS BEFORE MINORITY INTEREST           (465,247)       (91,498)

MINORITY INTEREST                          9,723        (11,019)
                                       ---------      ---------
NET LOSS                                (455,524)      (102,517)

OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation
    adjustments                           (2,564)        (1,315)
                                       ---------      ---------
COMPREHENSIVE LOSS                   $  (458,088)   $  (103,832)
                                       =========      =========
NET LOSS PER SHARE
(basic and diluted)                  $     (0.06)   $     (0.01)
                                       =========      =========

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                        2002            2001
                                                      ---------       ---------
                                                      Unaudited       Unaudited
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (455,524)    $  (102,517)
    Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Real estate development costs                    (905,024)     (1,056,035)
      Depreciation                                      208,243         202,915
      Loss from investment in affiliates                357,420         371,156
      Change in investment in affiliates due
        to currency translation                             441             469
      Increase in deferred tax assets                  (106,362)       (113,552)
      Decrease (increase) in other assets                56,427         (34,888)
      Increase in accounts payable and accrued
        liabilities                                     383,235         755,800
      Increase in deferred income taxes payable          60,398          44,265
      Increase in deferred interest income               37,761          37,761
      Increase in income taxes payable                  119,350         241,517
      Decrease in comprehensive income                   (2,564)         (1,315)
                                                      ---------       ---------
        Net cash provided by operating activities      (246,199)        345,576
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                (182,892)       (191,082)
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in bank loan due to currency translation        (1,458)           (627)
  Repayments to related companies                       440,303        (165,507)
  Increase in minority interest                          (9,723)         11,019
                                                      ---------       ---------
        Net cash used in financing activities           429,122        (155,115)
                                                      ---------       ---------
NET INCREASE (DECREASE) IN CASH                              31            (621)

CASH, beginning of period                                   253             851
                                                      ---------       ---------
CASH, end of period                                 $       284     $       230
                                                      =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $    -          $     2,479
                                                      =========       =========
  Income taxes paid                                 $    -          $    -
                                                      =========       =========

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Reporting entity

The financial statements of Huayang International Holdings, Inc. and Subsidiary (HIHI) reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). HIHI has a 95% ownership interest in HAITONG. HIHI also has a less than majority ownership interest in three other companies, Shenyang Lido Hotel Company Limited, formerly Changyang International Hotel (Shenyang) Co. Ltd. (HOTEL), Shenyang Lido Park Company Limited, formerly Changyuan (Shenyang) Park Ltd. (GARAGE) and Shenyang Lido Business Company Limited, formerly Changhua (Shenyang) Business Co. Ltd. (BUSINESS CENTER), collectively referred to as HOTEL GROUP.

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 and notes thereto included in HIHI's Form 10-KSB, dated April 1, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Investment in affiliates

Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of following as of March 31, 2002 and December 31, 2001:


                                      March 31,            December 31,
                                        2002                  2001
                                    ------------           ------------
Share of net assets                 $  4,867,078           $  5,224,939
Advances made                          8,391,400              8,391,400
                                    ------------           ------------
        Totals                      $ 13,258,478           $ 13,616,339
                                    ============           ============

                             Place of                Ownership     Principal
Name                         Incorporation           Interest      Activity
                             -----------------       ---------     ---------
Shenyang Lido Hotel          The People's            20%           Hotel
  Company Limited (Hotel)    Republic of China                     operation

Shenyang Lido Business       The People's            20%           Business
  Company Limited            Republic of China                     center,
  (Business Center)                                                commercial
                                                                   retail

Shenyang Lido Park           The People's            20%           Car
  Company Limited            Republic of China                     Parking
  (Garage)

                                   - 7 -

Shown below is summarized financial information relative to the investments at March 31, 2002:


                                      BUSINESS
                        HOTEL          CENTER         GARAGE          Total
                     ------------   ------------   ------------   -------------
Balance Sheet
  Assets             $ 64,747,464   $ 38,732,945   $ 22,312,701   $ 125,793,110
  Liabilities          60,420,131     29,354,902     11,682,103     101,457,136
                     ------------   ------------   ------------   -------------
  Equity                4,327,333      9,378,043     10,630,598      24,335,974
  Other shareholders'
    equity              3,461,866      7,502,434      8,504,596      19,468,896
                     ------------   ------------   ------------   -------------
HIHI, equity         $    865,467   $  1,875,609   $  2,126,002   $   4,867,078
                     ============   ============   ============   =============
Revenue              $     -        $     -        $     -        $      -
Depreciation              364,235        205,536        124,565         694,336
General expense           612,315        319,490        160,960       1,092,765
                     ------------   ------------   ------------   -------------
Net loss             $   (976,550)  $   (525,026)  $   (285,525)  $  (1,787,101)
                     ============   ============   ============   =============
HIHI share of loss   $   (195,310)  $   (105,005)  $    (57,105)  $    (357,420)
                     ============   ============   ============   =============

The Hotel Group has not yet commenced operations as of March 31, 2002 and has not generated revenues for the three months then ended. In accordance with Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided for the three months ended March 31, 2002 and 2001.


Note 4 - Segment reporting

The Company currently is engaged in only one business segment.
The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the discussions herein. Factors that could cause or contribute to such differences include, but not limited to, risks and uncertainties related to the general economic situations in China and in the world, the availability for additional funds, whether we can successfully manage the growth of the operations and our ability to operate profitably after the initial growth period is completed.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2002 were $686,264, down 43.7% from $1,218,534 over the three months ended March 31, 2001. This decrease was primarily attributable to a 50.0% drop in revenues from real estate rental income, caused mostly by loss of a major tenant. The first quarter's revenues from real estate rental income in 2002 were $535,218, compared to $1,067,488 over the first quarter of 2001. As of March 31, 2002, the net real estate rental property was $33,136,860. Interest income was $151,046 for the first quarter of 2002, the same as in the first quarter of 2001.

For the three months ended March 31, 2002, total costs and expenses were $652,889, slightly higher than $631,727 in the same period of 2001. The first quarter's depreciation expenses increased to $208,243 in 2002 from $202,915 in 2001, interest expenses increased to $326,320 in 2002 from $315,782 in 2001, and real estate operating expenses increased to $118,326 in 2002 from $65,416 in 2001. Other operating expenses were $0 in the first quarter of 2002, compared to $47,614 in same period of 2001.

As of March 31, 2002, the Hotel Group has not yet commenced operations and has not generated revenues for the three months then ended. In accordance with Financial Accounting Standards no. 67, the Company booked a loss of $357,420 for the first quarter of 2002, compared to a loss of $371,156 in the first quarter of 2001.

For the three months ended March 31, 2002, net income before taxes and minority interest, after the loss from investment in the Hotel Group, was a loss of $324,045, compared to a gain $215,651 over the same period of 2001. The Company's net loss for the first quarter was $455,524 in 2002, a 344.3% increase from $102,517 of the net loss for the first quarter of 2001. Net loss per share was $0.06, compared to $0.01 over the same period a year ago. These changes were primarily attributable to the drop in revenues from real estate rental income, caused mostly by loss of a major tenant.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of March
31, 2002, our cash balance was very low. Our past operations were supported by related companies, which from time to time lend funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

As a result of future cash payments required to retire bank loans and debts owed to its related companies, management believes that it will be necessary to secure additional financing to sustain our operations and to fund our anticipated growth.

We do not have any material commitments for capital expenditures for the year ending December 31, 2002.

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

All of our bank debt is secured by the Commercial Towers. As of December 31, 2001, our lenders held an aggregate of $17,268,635 of liens against the Commercial Towers as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.
                                   - 10 -

The Company signed several agreements with China Construction Bank and China Merchant Bank to settle certain loans totaling $12,164,070 plus accrued interest. The banks agreed to accept ownership of certain floor space in Tower A and Podium A as payment for the outstanding loans and accrued interest. The Company and the banks are currently having an appraisal performed on the floor space to determine its value. Once the valuation has been completed and both parties agree upon the value, title of the floor space will be transferred to China Construction Bank in full satisfaction of the obligation. The remaining loans due to China Construction Bank and China Merchant Bank in the amount of $5,104,565 remained past due as of March 31, 2002 and the Company is currently in negotiations with these banks to settle these loan obligations. If we are unable to settle these bank loan obligations, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.


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

                  Huayang International Holdings, Inc.


Date:  May 11, 2002           /s/ Gao WanJun
                              -----------------
                              Name:  Gao WanJun
                              Title:  President and Chief
                              Executive Officer

Date:  May 11, 2002           /s/ Wang Yufei
                              -----------------
                              Name:  Wang Yufei
                              Title:  Director, CFO and Secretary