Form 10QSB
period 2002-06-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2002-08-14
CIK 1110569

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                             Form 10-QSB


(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002
                                     -------------
or

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

The number of shares of common stock, par value $0.02, outstanding on June 30, 2002, was 7,500,807.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Condensed Format)

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                 June 30,         December 31,
                                                   2002               2001
                                                ----------         ----------
                                                Unaudited           Audited
                                                ----------         ----------
ASSETS

ASSETS:
  Real estate rental property, net of
    accumulated depreciation of
    $1,704,725 at June 30, 2002 and
    $1,348,515 at December 31, 2001           $ 23,288,575       $ 32,513,101
  Real estate held for development and sale      4,083,472          2,285,143
  Cash                                                 423                253
  Due from related companies                    16,705,482         15,674,533
  Investment in affiliates                      12,793,914         13,616,339
  Property and equipment, net                    1,370,125          1,387,965
  Deferred tax asset                               705,502            544,668
  Other assets                                     771,026            761,553
                                                ----------         ----------
                  Total assets                $ 59,718,519       $ 66,783,555
                                                ==========         ==========

                                   - 2 -

                                                 June 30,         December 31,
                                                   2002               2001
                                                ----------         ----------
                                                Unaudited           Audited
                                                ----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities    $  7,036,708       $  7,131,131
  Bank loans                                    10,027,633         17,268,635
  Due to related companies                      15,287,760         15,287,772
  Income taxes payable                           3,117,376          2,773,238
  Deferred income taxes payable                    878,922            758,097
  Deferred interest income                         596,724            521,202
                                                ----------         ----------
            Total liabilities                   36,945,123         43,740,075
                                                ----------         ----------
MINORITY INTEREST                                1,125,021          1,116,125
                                                ----------         ----------
SHAREHOLDERS' EQUITY:
  Common Stock, $0.02 par value, authorized
    50,000,000 shares, 7,500,807 shares
    issued and outstanding                         150,016            150,016
  Paid-in-capital                               18,296,291         18,296,291
  Accumulated other comprehensive income            15,398             17,347
  Retained earnings                              3,186,670          3,463,701
                                                ----------         ----------
            Total shareholders' equity          21,648,375         21,927,355
                                                ----------         ----------
                          Total liabilities
                    And shareholders' equity  $ 59,718,519       $ 66,783,555
                                                ==========         ==========


The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                   Three Months Ended June 30   Six Months Ended June 30
                                   --------------------------   ------------------------
                                       2002         2001           2002         2001
                                     Unaudited    Unaudited      Unaudited    Unaudited
                                     ---------    ---------      ---------    ---------

REVENUES:
  Real estate sales                 $   396,382  $   -          $   396,382  $   -
  Real estate rental income             539,421    1,093,812      1,074,639    2,161,301
  Interest income                       151,046      151,046        302,092      302,092
                                      ---------    ---------      ---------    ---------
      Total revenues                  1,086,849    1,244,858      1,773,113    2,463,393
                                      ---------    ---------      ---------    ---------
COSTS AND EXPENSES:
  Cost of real estate sold              308,670       -             308,670       -
  Real estate operating expenses         49,631       10,600        167,957       76,015
  Depreciation                          148,038      203,142        356,281      406,057
  Interest expense                      240,372      324,505        566,691      640,287
  Other operating expenses               -            24,316         -            71,929
                                      ---------    ---------      ---------    ---------
      Total costs and expenses          746,711      562,563      1,399,599    1,194,288
                                      ---------    ---------      ---------    ---------
LOSS FROM INVESTMENT IN AFFILIATES      464,358      460,776        821,778      831,932
                                      ---------    ---------      ---------    ---------
(LOSS) INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                (124,220)     221,519       (448,264)     437,173

PROVISION FOR INCOME TAXES               94,153      320,369        235,354      627,517
                                      ---------    ---------      ---------    ---------
LOSS BEFORE MINORITY INTEREST          (218,373)     (98,850)      (683,618)    (190,344)

MINORITY INTEREST                       (18,619)     (14,371)        (8,896)     (25,390)
                                      ---------    ---------      ---------    ---------
NET LOSS BEFORE EXTRAORDINARY ITEM     (236,992)    (113,221)      (692,514)    (215,734)

GAIN ON EXTRAORDINARY ITEM, NET OF
  INCOME TAX EFFECT                     415,483       -             415,483       -
                                      ---------    ---------      ---------    ---------
NET INCOME (LOSS) AFTER
  EXTRAORDINARY ITEM                    178,491     (113,221)      (277,031)    (215,734)

OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation
    adjustments                          (1,949)      (1,315)         1,949       (1,315)
                                      ---------    ---------      ---------    ---------
COMPREHENSIVE INCOME (LOSS)         $   176,542  $  (114,536)   $  (275,082) $  (217,049)

NET INCOME (LOSS) PER SHARE
  (basic and diluted, based on
  total outstanding shares of
  7,500,807)                        $  0.02      $  (0.02)      $  (0.04)    $  (0.03)
                                      ======        ======         ======       ======

The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                              2002            2001
                                                            ---------       ---------
                                                            Unaudited       Unaudited
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (277,031)    $  (215,734)
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sales of real estate                             (87,712)         -
      Net cash proceeds from sales of real estate              396,382          -
      Net gain on debt extinguishment                         (415,483)         -
      Real estate development costs                           (962,648)        199,136
      Depreciation                                             356,281         406,057
      Loss from investment in affiliates                       821,778         831,932
      Change in investment in affiliates due to
        currency translation                                       647         (10,846)
      Increase in deferred tax assets                         (160,834)       (225,091)
      Decrease (increase) in other assets                       (9,473)       (134,796)
      Increase in accounts payable and accrued liabilities   1,057,056       1,581,333
      Increase in deferred income taxes payable                120,825          96,381
      Increase in deferred interest income                      75,522          75,522
      Increase in income taxes payable                         139,501         483,406
      Change in accumulated other comprehensive income          (1,949)         12,797
                                                             ---------       ---------
            Net cash provided by operating activities        1,052,862       3,100,097
                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                        (29,793)       (383,430)
                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in bank loan due to currency translation                 (834)          1,461
  Repayments to related companies                           (1,030,961)     (2,743,558)
  Increase in minority interest                                  8,896          25,390
                                                             ---------       ---------
          Net cash used in financing activities             (1,022,899)     (2,716,707)
                                                             ---------       ---------
NET INCREASE (DECREASE) IN CASH                                    170             (40)

CASH, beginning of period                                          253             851
                                                             ---------       ---------
CASH, end of period                                        $       423     $       811
                                                             =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            $    -          $     2,479
                                                             =========       =========
  Income taxes paid                                        $    -          $    -
                                                             =========       =========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  During the six months ended June 30, 2002, the Company transferred title to office space recorded under the caption "Real estate held for development and sale" in the amount of
  $7,838,030 to satisfy bank loan obligations in the amount of $7,240,148 plus accrued interest of $1,800,386.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Investment in affiliates

Investments in which the Company owns a 20% interest are accounted for using the equity method. These investments collectively referred to as HOTEL GROUP consists of the following as of June 30, 2002 and December 31, 2001:


                                      June 30,             December 31,
                                        2002                  2001
                                    ------------           ------------
Share of net assets                 $ 4,402,514           $  5,224,939
Advances made                         8,391,400              8,391,400
                                    ------------          ------------
        Totals                      $12,793,914           $ 13,616,339
                                    ============          ============

                             Place of                Ownership     Principal
Name                         Incorporation           Interest      Activity
                             -----------------       ---------     ---------
Shenyang Lido Hotel          The People's            20%           Hotel
  Company Limited (Hotel)    Republic of China                     operation

Shenyang Lido Business       The People's            20%           Business
  Company Limited            Republic of China                     center,
  (Business Center)                                                commercial
                                                                   retail

Shenyang Lido Park           The People's            20%           Car
  Company Limited            Republic of China                     Parking
  (Garage)

                                   - 7 -

Shown below is summarized financial information relative to the investments at June 30, 2002:


                                      BUSINESS
                         HOTEL          CENTER         GARAGE          Total
                      ------------   ------------   ------------   -------------

Balance Sheet
  Assets              $ 60,283,741   $ 41,089,373   $ 22,746,213   $ 124,119,327
  Liabilities           58,294,670     31,692,708     12,116,874     102,104,252
                      ------------   ------------   ------------   -------------
  Equity                 1,989,071      9,396,665     10,629,339      22,015,075
  Other shareholders'
    equity               1,591,257      7,517,332      8,503,972      17,612,561
                      ------------   ------------   ------------   -------------
HIHI, equity          $    397,814   $  1,879,333   $  2,125,367   $   4,402,514
                      ============   ============   ============   =============

Revenue               $    724,107   $    554,892   $     -        $      -
Depreciation              (723,137)      (428,183)      (252,630)     (1,403,950)
General expenses        (3,315,961)      (633,442)       (34,536)     (3,983,939)
                      ------------   ------------   ------------   -------------
Net loss              $ (3,314,991)  $   (506,733)  $   (287,166)  $  (5,387,889)
                      ============   ============   ============   =============
HIHI share of loss    $   (662,998)  $   (101,347)  $    (57,433)  $    (821,778)
                      ============   ============   ============   =============

The Hotel Group had a soft opening in April 2002 and has generated minimum revenues for the three months ended June 30, 2002. In accordance with Financial Accounting Standards no. 67, the project changes from non-operating to operating when it is substantially completed and held available for occupancy or operations upon completion of improvements but no later than one year from cessation of major construction activities. Starting from January 1, 2001, all carrying costs, including interest, have been charged to expense when incurred and depreciation expense has been provided for the six months ended June 30, 2002 and 2001.

Note 4 - Segment reporting

The Company currently is engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.
                                   - 8 -

Note 5 - Debt extinguishment

In April 2002, Haitong reached an agreement with Housing Fund Management Center to settle loans in the amount of $7,240,168 plus accrued interest of $1,800,386. Haitong has tranferred title to certain office space in full satisfaction of the loans due to Housing Fund Management Center. Haitong had recorded the office space at historical cost which amounted to $7,838,030. As a result of this transaction, the Company recorded an extraordinary gain of $415,483, net of related income tax of $204,637. Net gain per share, net of related income tax effect, amounted to approximately $0.06.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the discussions herein. Factors that could cause or contribute to such differences include, but not limited to, risks and uncertainties related to the economic, political, legal and social conditions in China, general global economic conditions, the availability for additional funds, dependence upon key management personnel, whether we can successfully manage the growth of the operations and our ability to operate profitably after the initial growth period is completed.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 2002 were $1,086,849, down 12.7% from $1,244,858 over the three months ended June 30, 2001. This decrease was primarily attributable to a 50.1% drop in revenues from real estate rental income, caused mostly by loss of a major tenant, and partly offset by real estate sales. The second quarter's revenues from real estate rental income in 2002 were $539,421, compared to $1,093,812 over the second quarter of 2001.
As of June 30, 2002, the net real estate rental property was $23,288,575. Interest income was $151,046 for second quarter of 2002, the same as in the second quarter of 2001. Real estate sales in the second quarter of 2002 were $396,382, compared to none in the second quarter of 2001.

For the three months ended June 30, 2002, total costs and expenses were $746,711, 32.7% higher than $562,563 in the same period of 2001. The increase was primarily due to the increase of cost of real estate sold, offset partly by the decreases in depreciation and interest expenses. The depreciation expenses dropped 27.1% to $148,038 in 2002 from $203,142 in 2001, interest expenses dropped 25.9% to $240,372 in 2002 from $324,505 in 2001, and real estate operating expenses increased to $49,631 in 2002 from $10,600 in 2001. Other operating expenses were $0 in the second quarter of 2002, compared to $24,316 in the same period of 2001.

The Hotel Group had a soft opening in April 2002 and has generated minimum revenues for the three months ended June 30, 2002. The Company booked a loss of $464,358 for the second quarter of 2002, compared to a loss of $460,776 in the second quarter of 2001.

In April 2002, Haitong reached an agreement with Housing Fund Management Center to settle loans in the amount of $7,240,168 plus accrued interest of $1,800,386. Haitong has tranferred title to certain office space in full satisfaction of the loans due to Housing Fund Management Center. Haitong had recorded the office space at historical cost which amounted to $7,838,030. As a result of this transaction, the Company recorded an extraordinary gain of $415,483, net of related income tax of $204,637. Net gain per share, net of related income tax effect, amounted to approximately $0.06. The Company will continue its efforts to further reduce its existing debts.

For the three months ended June 30, 2002, net income before taxes and minority interest, after the loss from investment in the Hotel
Group but before the extraordinary gain from debt settlement, was a loss of $124,220, compared to an income of $221,519 over the same period of 2001. The Company's net loss for the second quarter, excluding the extraordinary gain from debt settlement, was $236,992 in 2002, a 109.3% increase from $113,221 of the net loss for the same period of 2001.
Net income per share, including the extraordinary gain of $0.06 from debt settlement, was $0.02, compared to a loss of $0.02 over the same period a year ago. Factors causing these changes include the extraordinary gain from debt settlement, additional real estate sales, and a drop in revenues from real estate rental income, caused mostly by loss of a major tenant late last year.

On June 27, 2002, the Company announced the execution of a letter of intent to acquire a controlling interest in Jiahe Medicine Group, a pharmaceutical company based in China. Subject to a number of conditions, including execution of a definitive acquisition agreement, satisfactory completion of Jiahe's due diligence and regulatory clearances, the acquisition is expected to close within two months from the execution of the letter of intent.

The proposed transaction with Jiahe Medicine Group is the first step of the Company's strategic plan to enter the technology sector in China. The Company will continue such efforts and expand its operations to other technology sector."

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of June
30, 2002, our cash balance was very low. Our past operations were supported by related companies, which from time to time lend funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

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

As of the date hereof, we have consolidated indebtedness that is substantial in relation to our stockholders equity. As of June 30, 2002, we had total bank debt of $10,027,633. We also owed $15,287,760 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

All of our bank debt is secured by the Commercial Towers. As of June 30, 2002, our lenders held an aggregate of $10,027,633 of liens against the Commercial Towers as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.

The Company signed an agreement with China Construction Bank to settle certain loans totaling $4,923,314 plus accrued interest. The bank agreed to accept ownership of certain floor space in Tower A and Podium A as payment for the outstanding loans and accrued interest. The Company and the bank are currently having an appraisal performed on the floor space to determine its value. Once the valuation has been completed and both parties agree upon the value, title of the floor space will be transferred to China Construction Bank in full satisfaction of the obligation. The remaining loans due to China Construction Bank and

China Merchant Bank in the amount of $5,104,319 remained past due as of June 30, 2002 and the Company is currently in negotiations with these banks to settle these loan obligations. If we are unable to settle these bank loan obligations, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Commercial Towers, which would have a material adverse effect on us.

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

The effect of foreign exchange rate fluctuations on the Company for the six months ended June 30, 2002 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a Material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

The Company does not hold cash equivalents or marketable securities as of June 30, 2002 and has no plans to do so within the next twelve months.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed the following reports on Form 8-K:

(1) Press release of June 3, 2002, announcing the opening of Sheraton Shenyang Lido Hotel.

(2) Press release of June 27, 2002, announcing the execution of a letter of intent to acquire a controlling interest in Jiahe Medicine Group, a pharmaceutical company based in China.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Huayang International Holdings, Inc.


Date:  August 12, 2002        /s/ Gao WanJun
                              -----------------
                              Name:  Gao WanJun
                              Title:  President and Chief
                              Executive Officer

Date:  August 12, 2002        /s/ Wang Yufei
                              -----------------
                              Name:  Wang Yufei
                              Title:  Director, CFO and Secretary