Form 10QSB
period 2002-09-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2002-11-19
CIK 1110569

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       or

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ____ to _____

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

The number of shares of common stock, par value $0.02, outstanding on September
30, 2002, was 7,700,807.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 ----------------------------------------------

                                   A S S E T S
                                   -----------

                                               December 31,
                                           2002            2001
                                      -------------    -------------
                                        Unaudited        Audited
                                      -------------    -------------
ASSETS:
  Real estate rental property,
   net of accumulated
   depreciation of $1,235,211
   at September 30, 2002 and
   $1,348,515 at
   December 31, 2001                  $  16,825,065    $  32,513,101
  Real estate held for
   development and sale                   3,808,008        2,285,143
  Cash                                        2,641              253
  Due from related companies             13,161,301       15,674,533
  Proceed receivable from
   sale of investment in
   affiliates                            13,076,990              -
  Investment in affiliates                      -         13,616,339
  Property and equipment, net             1,355,017        1,387,965
  Deferred tax asset                        742,756          544,668
  Other assets                              710,369          761,553
                                      -------------    -------------
          Total assets                $  49,682,147    $  66,783,555
                                      =============    =============

       L I A B I L I T I E S  A N D  S H A R E H O L D E R S' E Q U I T Y
       ------------------------------------------------------------------

LIABILITIES:
 Accounts payable and accrued
   liabilities                        $   4,733,310    $   7,131,131
 Bank loans                               3,294,197       17,268,635
 Due to related companies                15,287,759       15,287,772
 Income taxes payable                     3,676,123        2,773,238
 Deferred income taxes payable              242,530          758,097
 Deferred interest income                         -          521,202
                                      -------------    -------------
          Total liabilities              27,233,919       43,740,075
                                      -------------    -------------

MINORITY INTEREST                         1,188,769        1,116,125
                                      -------------    -------------

SHAREHOLDERS' EQUITY:
 Common Stock, $0.02 par value,
   authorized 50,000,000 shares,
   7,700,807 and 7,500,807 shares
   issued and outstanding at
   September 30, 2002 and
   December 31, 2001, respectively          154,016          150,016
 Paid-in-capital                         18,342,291       18,296,291
 Accumulated other
   comprehensive income                      14,666           17,347
 Retained earnings                        2,748,486        3,463,701
                                      -------------    -------------
   Total shareholders' equity            21,259,459       21,927,355
                                      -------------    -------------
      Total liabilities and
          shareholders' equity        $  49,682,147    $  66,783,555
                                      =============    =============

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
     ----------------------------------------------------------------------

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          2002             2001             2002          2001
                                      -------------  -------------    -------------  -------------
                                        Unaudited      Unaudited        Unaudited       Unaudited
                                      -------------  -------------    -------------  -------------
REVENUES:
 Real estate sales                    $     242,955  $         -      $     639,336  $         -
 Real estate rental income                  431,586      1,132,990        1,506,225      3,294,291
 Interest income                                -          151,046          302,092        453,138
                                      -------------  -------------    -------------  -------------
     Total revenues                         674,541      1,284,036        2,447,653      3,747,429
                                      -------------  -------------    -------------  -------------

COSTS AND EXPENSES:
 Cost of real estate sold                   189,131            -            497,801            -
 Real estate operating expenses              32,875             37          200,832         76,052
 Depreciation                               112,952        205,220          469,233        611,277
 Interest expense                            98,654        324,454          665,342        964,741
 Loss on sale of rental property            585,161          -              585,161            -
 Other operating expenses                    50,000         40,119           50,000        112,048
                                      -------------  -------------    -------------  -------------
     Total costs and expenses             1,068,773        569,830        2,468,369      1,764,118
                                      -------------  -------------    -------------  -------------

LOSS FROM INVESTMENT IN AFFILIATES              -          352,375          821,778      1,184,307
                                      -------------  -------------    -------------  -------------

LOSS ON SALE OF INVESTMENT
   IN AFFILIATES                          1,863,389            -          1,863,389            -
                                      -------------- -------------    -------------  -------------

(LOSS) INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                 (2,257,621)       361,831       (2,705,883)       799,004

(BENEFIT) PROVISION FOR INCOME TAXES       (661,613)       319,281         (426,259)       946,798
                                      -------------  -------------    -------------  -------------

(LOSS) INCOME BEFORE MINORITY
   INTEREST                              (1,596,008)        42,550       (2,279,624)      (147,794)

MINORITY INTEREST                           (63,748)       (16,539)         (72,644)       (41,929)
                                      -------------  -------------    -------------  -------------

NET (LOSS) INCOME BEFORE
   EXTRAORDINARY ITEM                    (1,659,756)        26,011       (2,352,268)      (189,723)

GAIN ON EXTRAORDINARY ITEM, NET OF
   INCOME TAX EFFECT                      1,221,570            -          1,637,053            -
                                      -------------  -------------    -------------  -------------

NET (LOSS) INCOME AFTER
   EXTRAORDINARY ITEM                      (438,186)        26,011         (715,215)      (189,723)

OTHER COMPREHENSIVE (LOSS) INCOME
 Foreign currency translation
   adjustments                                  732        (33,033)           2,681        (20,236)
                                      -------------  -------------    -------------  -------------

COMPREHENSIVE INCOME (LOSS)           $    (437,454) $      (7,022)   $    (712,534) $    (209,959)
                                      =============  =============    =============  =============

WEIGHED AVERAGE NUMBER OF SHARES          7,657,329      7,500,807        7,553,554      7,500,807
                                      =============  =============    =============  =============

NET LOSS PER SHARE (basic)            $       (0.06) $        0.00    $       (0.09) $       (0.03)
                                      =============  =============    =============  =============

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              -----------------------------------------------------

                                                             2002           2001
                                                        -------------   -------------
                                                          Unaudited       Unaudited
                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $    (715,215)  $    (189,723)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sales of real estate                           (141,535)            -
      Net cash proceeds from sales of real estate             639,336             -
      Net gain on debt extinguishment                      (1,637,053)            -
      Real estate development costs                           234,470         117,753
      Depreciation                                            469,233         611,277
      Change in investment in affiliates due to
        translation difference                                    -            (4,308)
      Loss from investment in affiliates                      821,778       1,184,307
      Increase in deferred tax assets                        (198,088)       (336,925)
      Decrease (increase) in other assets                      51,184        (168,940)
      Increase in accounts payable and accrued
        liabilities                                           522,282       3,457,861
      Increase in deferred income taxes payable                   -           143,160
      Increase in deferred interest income                        -           113,283
      Increase in income taxes payable                         96,935         721,974
      Stocks issued for legal service received                 50,000             -
      Change in accumulated other comprehensive income         (2,681)        (20,236)
                                                        -------------   -------------
         Net cash provided by operating activities            190,646       5,629,483
                                                        -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                    (29,750)       (575,207)
                                                        -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in bank loan due to currency translation             (1,076)        (17,940)
  Net repayments to related companies                        (230,076)     (5,078,839)
  Increase in minority interest                                72,644          41,929
                                                        -------------   -------------
         Net cash used in financing activities               (158,508)     (5,054,850)
                                                        -------------   -------------
NET INCREASE (DECREASE) IN CASH                                 2,388            (574)

CASH, beginning of period                                         253             851
                                                        -------------   -------------
CASH, end of period                                     $       2,641   $         277
                                                        =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                        $         -     $       2,479
                                                        =============   =============
   Income taxes paid                                    $         -     $     124,868
                                                        =============   =============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the nine months ended September 30, 2002, the Company transferred title of office space recorded under the caption "Real estate held for development and sale" in the amount of $13,394,445 to satisfy bank loan obligations in the amount of $13,973,362 plus accrued interest of $2,920,103.

In July 2002, the Company issued 200,000 shares of common stock for legal service received.

In September 2002, the Company sold its investment in affiliates. As of
September 30, 2002, total proceed of $13,076,990 from the sale of investment in affiliates is recorded as a receivable.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Reporting entity

The financial statements of Huayang International Holdings, Inc. and Subsidiary
(HIHI or the Company) reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). HIHI
has a 95% ownership interest in HAITONG. HIHI also had a less than majority ownership interest in three other companies, Shenyang Lido Hotel Company
Limited, formerly Changyang International Hotel (Shenyang) Co. Ltd. (HOTEL),
Shenyang Lido Park Company Limited, formerly Changyuan (Shenyang) Park Ltd.
(GARAGE) and Shenyang Lido Business Company Limited, formerly Changhua
(Shenyang) Business Co. Ltd. (BUSINESS CENTER), collectively referred to as
HOTEL GROUP. As further discussed in Note 3, HIHI sold its 20% equity interest in the HOTEL GROUP to the majority shareholder of the HOTEL GROUP in September
2002.

HIHI is incorporated under the laws of the State of Nevada in the United States.
HAITONG is incorporated under the laws of the People's Republic of China (PRC).

Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of HIHI and its subsidiary HAITONG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 and notes thereto included in HIHI's Form 10-KSB, dated April 1, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Investment in affiliates

Investments in which the Company owned a 20% interest were accounted for using the equity method.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3 - Investment in affiliates, (continued)

                                Place of       Ownership
       Name                  incorporation      interest    Principal activity
------------------------- ------------------- -----------  --------------------
Shenyang Lido Hotel           The People's        20%         Hotel
  Company Limited (Hotel)  Republic of China                  operation

Shenyang Lido Business        The People's        20%         Business
  Company Limited          Republic of China                  center,
  (Business Center)                                           commercial
                                                              retail

Shenyang Lido Park            The People's        20%         Car parking
   Company Limited         Republic of China
  (Garage)

During September 2002, HIHI entered into an agreement with the majority shareholder of HOTEL GROUP to sell its 20% equity interest of HOTEL GROUP, effective September 28, 2002. The operating results of the HOTEL GROUP for the period from July 1, 2002 to September 28, 2002 have not been separately stated
under the caption "Loss from investment in affiliates" in the accompanying financial statements. Any losses or income that occurred during this period has been reflected in the "Loss on the sale of investment in affiliates" on the consolidated income statement for the period ended September 30, 2002. Details are as follows:

                                                  September 28,
                                                       2002
                                               ---------------------
Share of net assets                            $          4,402,408
Advances made                                             8,391,400
                                               ---------------------
  Total investment in Hotel Group                        12,793,808
Interest receivable from Hotel Group                      2,743,295
Deferred interest income from Hotel Group                  (596,724)
                                               ---------------------
  Total cost                                             14,940,379
Selling price                                           (13,076,990)
                                               ---------------------
        Net loss on sale of Hotel Group        $          1,863,389
                                               =====================

HIHI entered into an agreement in 1997 with a related company to advance funds in the form of purchased materials. The agreement states that HIHI can postpone principal payments for three years starting from the initial shipment without incurring any interest charges. HIHI has the option to pay off the debt in cash or common stock of HIHI. As of December 31, 2001, the total amount of debt under this agreement amounted to $14,787,763. In connection with the sale of the interest in the HOTEL GROUP, HIHI has agreed to apply the net selling price as a payment against this debt. As of September 30, 2002, the proceed of $13,076,990 has not been received and recorded as a receivable.

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

Note 5 - Sale of rental property

In July 2002, Haitong reached an agreement with Agricultural Bank to sell the office space, previously rented by the Bank, in the amount of $1,327,406.
Haitong agreed for the Bank to apply previous rental payment in the amount of
$1,086,059 to the purchase price. Haitong transferred the office space from rental property to property held for sales and had recorded the office space at historical cost less accumulated depreciation, which amounted to $931,441. As a result of this transaction, the Company recorded a loss on sale of rental property of $585,161.

Note 6 - Extinguishment of debt

In April 2002, Haitong reached an agreement with Housing Fund Management Center to settle loans in the amount of $7,240,168 plus accrued interest of $1,800,386.
Haitong has transferred title to certain office space in full satisfaction of the loans due to Housing Fund Management Center. Haitong transferred the office space from rental property to property held for sales and had recorded the office space at historical cost less accumulated depreciation, which amounted to
$7,568,415. As a result of this transaction, the Company recorded an extraordinary gain of $596,014, net of related income taxes of $293,559. Net gain per share, net of related income tax effect, amounted to approximately
$0.08.

In September 2002, Haitong reached an agreement with a Bank to settle loans in the amount of $6,733,194 plus accrued interest of $1,119,717. Haitong has transferred title to certain office space in full satisfaction of the loans due to the Bank. Haitong transferred the office space from rental property to property held for sales and had recorded the office space at historical cost less accumulated depreciation, which amounted to $5,826,030. As a result of this transaction, the Company recorded an extraordinary gain of $1,041,039, net of related income taxes of $512,409. Net gain per share, net of related income tax effect, amounted to approximately $0.14.

Note 7 - Acquisition of a subsidiary

In September 2002, HIHI reached an agreement with a third party, a citizen and resident of China, to acquire a 100% interest in Jiahe Medicine Group (Jiahe), a pharmaceutical company organized in the People's Republic of China, in exchange for 1,900,000 shares of HIHI common stock. After the transaction has been completed, HIHI will own 99% of Jiahe and HAITONG will own the remaining 1%. The agreement requires the third party to satisfy certain contingencies prior to
December 31, 2002 or HIHI has the option to reduce the number of shares given to the third party or HIHI can withdraw from the agreement. The 1,900,000 of common stock has been issued in the name of the third party and they are being held by
HIHI until the December 31, 2002 deadline has passed and the contingencies have been satisfied. As there are still contingencies to satisfy this agreement, the financial activities of Jiahe have not been included in the accompanying consolidated financial statements of September 30, 2002 and the period then ended. If the contingencies are satisfied prior to December 31, 2002, the acquisition will be treated as effective September 7, 2002 and the operating result starting September 8, 2002 will be included in HIHI's consolidated financial statements.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 7 - Acquisition of a Subsidiary (continued)

Jiahe's unaudited balance sheet as of September 7, 2002 is as follows:

                                    September 7, 2002
                                  ---------------------

Current assets                    $           1,681,677
Fixed assets, net                             1,894,635
Intangible assets                                59,039
                                  ---------------------
    Total assets                  $           3,635,351
                                  =====================

Current liabilities               $             523,004
Bank Loans                                      414,645
                                  ---------------------
    Total Liabilities             $             937,649
                                  =====================

In accordance with Statement of Financial Accounting Standards No. 141,
"Business Combinations", the acquisition will be recorded on the basis of the fair value of the consideration given up or the fair value of the acquired assets less liabilities assumed, whichever is more clearly evident and reliably measurable. Management has considered the fair value of the acquired assets less liabilities assumed is more representative of the value of the acquisition.
However, the Company is still in the process of determining the fair value of the total assets acquired and liabilities assumed.

Note 8 - Loss per share

As discussed in Note 7, HIHI issued 1,900,000 shares of common stock to acquire a 100% interest in Jiahe in September 2002. However, since there are still certain contingencies to be satisfy to complete this acquisition, HIHI has not recorded this transaction and issue of 1,900,000 shares of common stock.
Accordingly, the 1,900,000 shares of common stock are not included in the loss per share calculation. Had the 1,900,000 shares been recorded, the loss per share would have been $0.05 and $0.09 for the three months and nine months ended
September 30, 2002. No diluted per share information was calculated due to a net loss incurred in the reporting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Huayang International Holdings, Inc. is referred to herein as "the
Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) our entry into the pharmaceutical business and whether we can successfully incorporate this business into our operations; (b) substantial debt obligations which may impede our ability to grow our business and compete against our competitors and other debt related risks discussed below under
"Liquidity and Capital Resources"; (c) any economic, political, regulatory, legal and social conditions in China that may negatively affect our business;
and (d) our dependence upon funding from related companies. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.
Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

THIRD QUARTER OVERVIEW

During the third quarter of 2002, the Company continued to sell and lease its real estate properties.

The Company has completed several transactions deemed necessary for the
Company's development, as follows:

(a) In September 2002, the Company acquired Jiahe Medicine Group ("Jiahe" or the
"Selling Party"), a pharmaceutical company organized and operated in China. The acquisition terms include the issuance of restricted shares of our common stock to the Selling Party and a requirement that the Selling Party satisfy certain contingencies prior to December 31, 2002. Should the Selling Party fail to satisfy these contingencies, the Company has the option to reduce the number of shares issued to the Selling Party or rescind the transaction. Because there are outstanding contingencies to satisfy in the transaction, the financial activities of Jiahe have not been included in the accompanying consolidated financial statements for the period ended September 30, 2002. Should the contingencies be satisfied prior to our year end at December 31, 2002, the effective date of the acquisition will be September 7, 2002 and our operating results from September 8, 2000 going forward will include this transaction in the Company's consolidated financial statements.

The acquisition of Jiahe is the Company's first step in our strategic plan to enter the technology sector in China. The Company will also attempt to expand its operations to other technology sectors.

(b) In September 2002, the Company sold all of its 20% equity interest in the
Hotel Group and agreed to apply the selling price directly as a payment for certain debt owed to a related party. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of the Company's 20% equity interest in the Hotel Group in conjunction with the payment of the debt. Because the
Company's sole equity interest in the Hotel Group has been sold, the operating results of the Hotel Group for the third quarter of 2002 were not included in the Company's consolidated financial statements.

(c) During the third quarter of 2002, the Company continued its efforts to reduce its bank loans. As such, in September 2002, the Company reached an agreement with China Construction Bank to settle loans in the amount of $6.7 million plus accrued interest. The Company transferred title to certain office space in full satisfaction of the loans due to the bank.

The Company had already settled bank loans in the amount of $7.2 million with various China based financial institutions in the second quarter of 2002.

RESULTS OF OPERATIONS

Revenues

Revenues for the three-month period ended September 30, 2002 were $674,541, down
47.5% from $1,284,036 over the three-month period ended September 30, 2001. This decrease was primarily attributable to a 61.9% drop in revenues from real estate rental income, caused primarily by loss of a major tenant, as well as reduced interest income from hotel operations. This decrease was partly offset by additional real estate sales. Revenues from real estate rental income in the third quarter of 2002 were $431,586, compared to $1,132,990 in the third quarter of 2001. As of September 30, 2002, the net real estate rental property was
$16,825,065. Interest income was $0 for the third quarter of 2002, compared to
$151,046 in the third quarter of 2001. Real estate sales in the third quarter of
2002 were $242,955, compared to $0 during the same period of 2001.

Revenues for the nine-month period ended September 30, 2002 were $2,447,658, down 34.7% from $3,747,429 over the nine-month period ended September 30, 2001.
This decrease was primarily attributable to a 54.3% drop in revenues from real estate rental income, caused mostly by loss of a major tenant, as well as a
33.3% decrease in interest income from hotel operations. This decrease was partly offset by additional real estate sales. Revenues from real estate rental income for the first three quarters of 2002 were $1,506,225, compared to
$3,294,291 in the first three quarters of 2001. Interest income was $302,092 for the first three quarters of 2002, compared to $453,138 in the first three quarters of 2001. Real estate sales in the first three quarters of 2002 were
$639,336, compared to $0 in the same period of 2001.

Costs and Expenses

For the three-month period ended September 30, 2002, total costs and expenses were $1,068,773, 87.6% higher than $569,830 of total costs and expenses during the same period of 2001. This increase was primarily due to a loss from sale of rental property with a bank, as well as the increase of the cost of real estate sold, offset partly by significant decreases in depreciation costs and interest expenses. In July 2002, the Company reached an agreement with Agricultural Bank to sell the office space, previously rented by the Bank, in the amount of
$1,327,406. Our subsidiary, Shenyang Haitong House Properties Development Co.,
Ltd. ("Haitong"), agreed for the Bank to apply previous rental payment in the amount of $1,086,059 to the purchase price. Haitong transferred the office space from rental property to property held for sales and had recorded the office space at historical cost less accumulated depreciation, which amounted to
$931,441. As a result of this transaction, the Company recorded a loss of
$585,161 on sale of rental property.

In the third quarter of 2002, the depreciation expenses dropped to 45.0% to
$112,952 from $205,220 in the same period of 2001, and interest expenses dropped
69.6% to $98,654 from $321,454 in the same period of 2001. These significant decreases were a direct result of a bank loan settlement. In the third quarter of 2002, real estate operating expenses increased to $32,875 from $37 in the same period of 2001, and other operating expenses increased to $50,000 from
$40,119 in the same period of 2001. Cost of real estate sold was $189,131 for the third quarter of 2002, compared to $0 in the same period of 2001.

For the nine-month period ended September 30, 2002, total costs and expenses were $2,468,369, 39.9% higher than $1,764,118 in the same period of 2001. This was a mixed result of dropped depreciation costs and interest expenses and increased cost of real estate sold and operating expenses as well as the effect of the loss from sale of rental property. In the first three quarters of 2002, the depreciation expenses dropped 23.2% to $469,233 from $611,277 in the same period of 2001, and interest expenses dropped 31.0% to $665,342 from $964,741 in the same period of 2001. These decreases were a direct result of a bank loan settlement. In the first three quarters of 2002, real estate operating expenses increased to $200,832 from $76,052 in the same period of 2001, while other operating expenses decreased to $50,000 from $112,048 in the same period of
2001. Cost of real estate sold was $497,801 for the first three quarters of
2002, compared to $0 in the same period of 2001.

Sale of Equity Interest in the Hotel Group

In September 2002, the Company sold all of its 20% equity interest in the Hotel
Group, and agreed to apply the selling price directly as a payment to certain debt owed to a related party. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of the Company's equity interest in the Hotel Group in conjunction with the payment of the debt. In connection with the sale of the
Company's equity interest in the Hotel Group, a loss of $1,863,495 from the sale was recorded.

Before the Company sold its equity interest in the Hotel Group, the hotel had a soft opening in 2002 and generated minimum revenues. The Company booked a loss of $821,778 for the first two quarters of 2002, and losses of $352,375 and
$1,184,307, respectively, in the third quarter and the first three quarters of
2001. Operating results of the Hotel Group for the third quarter of 2002 were not included in the Company's consolidated financial statements.

Settlement of Bank Loans

In September 2002, Haitong reached an agreement with China Construction Bank to settle loans in the amount of $6,733,194 plus accrued interest of $1,119,717.
Haitong has transferred title to certain office space in full satisfaction of the loans due to China Construction Bank. Haitong had recorded the office space at historical cost less accumulated depreciation, which amounted to $5,826,030.
As a result of this transaction, the Company recorded an extraordinary gain of
$1,041,039, net of related income taxes of $512,409. Net gain per share, net of related income tax effect, amounted to approximately $0.14.

In the previous quarter, Haitong reached an agreement with Housing Fund
Management Center to settle loans in the amount of $7,240,168, plus accrued interest of $1,800,386. Haitong has transferred title to certain office space in full satisfaction of the loans due to Housing Fund Management Center. Haitong had recorded the office space at historical cost less accumulated depreciation, which amounted to $7,568,415. As a result of this transaction, the Company recorded an extraordinary gain of $596,014, net of related income taxes of
$293,559. Net gain per share, net of related income tax effect, amounted to approximately $0.08.

Gains on extraordinary item net of tax effect were $1,221,570 and $1,637,053, respectively, for the third quarter and the first three quarters of 2002.

Net Income

For the three-month period ended September 30, 2002, net income before taxes and minority interest, after the loss from sale of equity interest in the Hotel
Group but before the extraordinary gain from debt settlement, was a loss of
$2,257,621, compared to a net income of $361,831 in the same period of 2001. The
Company's net loss for the third quarter of 2002 excluding the extraordinary gain from debt settlement was $1,659,756, compared to a net income of $26,011 in the same period of 2001. Net loss after the extraordinary gain from the bank loan settlement was $438,186 for the third quarter of 2002, compared to a net income of $26,011 in the same period of 2001. Net loss per share, after the extraordinary gain of $0.14 from debt settlement, was $0.06, compared to a net income per share of $0.00 over the same period a year ago.

For the nine-month period ended September 30, 2002, net income before taxes and minority interest, after the loss from investment in the Hotel Group and the loss from sale of equity interest in the Hotel Group but before the extraordinary gain from debt settlement, was a loss of $2,705,883, compared to a net income of $799,044 in the same period of 2001. The Company's net loss for the first three quarters of 2002 excluding the extraordinary gain from debt settlement was $2,352,268, compared to a net loss of $189,723 in the same period of 2001.For the first three quarters of 2002, net loss after the extraordinary gain from bank loan settlement was $715,215, compared to a net loss of $189,723 in the same period of 2001. Net loss per share, after the extraordinary gain of
$0.22 from debt settlement, was $0.09, compared to a net loss per share of $0.03 over the same period a year ago.

Factors causing these changes include the loss from sale of the equity interest in the Hotel Group, a one-time increase in other expenses, and a drop in real estate rental income, caused mostly by the loss of a major tenant late last year. These factors were partly offset by the extraordinary gain from debt settlement and additional real estate sales.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of September 30, 2002, our cash balance was $2,641. We have been dependent upon the support of related companies that have from time to time lent funds to us. However, there are no assurances that we will receive financing from related companies in the future and financing may not always be available. Accordingly, the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

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

As of the date hereof, we have substantial consolidated indebtedness in relation to our stockholders equity. As of September 30, 2002, we had total bank debt of
$3,294,197. We also owed $2,210,769 to related parties. Our indebtedness poses substantial risks to our common stock holders including: (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

All of our bank debt is secured by our real estate properties. As of September
30 2002, our lenders held an aggregate of $3,294,197 of liens against our real estate properties as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on our real estate properties, which would have a material adverse effect on us.

The Company is currently negotiating with China Construction Bank and China
Merchant Bank to extend its remaining bank loans in the amount of $3,294,197, which were past due as of September 30, 2002. In connection with these negotiations, we will attempt to secure more favorable payment terms. If we are unable to reach an agreement with these two financial institutions, they may elect to declare all amounts outstanding under the loans to be immediately due and payable. Should we be unable to repay the loans when requested by the financial institutions to do so, they may foreclose on our real estate properties, which would have a material adverse effect on us.

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

The effect of foreign exchange rate fluctuations on the Company for the nine months ended September 30, 2002 was immaterial. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a Material effect on our financial statements. The RMB exchange rates, however, are fixed by the Chinese government, and a change in the exchange rate by the PRC could have a material adverse effect on our financial statements.

The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

The Company does not hold cash equivalents or marketable securities as of
September 30, 2002 and has no plans to do so within the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
Not applicable

Item 3.  Default Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Securities
Not applicable

Item 5.  Other Information
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index of Exhibits

Exhibit         Description
10(h)(i)        Acquisition Agreement between Huayang International Holdings,
                Inc. and Mr. Zheng Hongwei dated July 5, 2002
10(h)(ii)       Final Agreement between Huayang International Holdings, Inc. and
                Mr. Zheng Hongwei dated September 5, 2002
10(i)           Agreement between Huayang International Holdings, Inc. and
                Huayang International Investment Ltd. dated September 10, 2002.
10(j)           Agreement between Shengyang Huayuan Management Limited, Huayang
                International Holdings, Inc., YickHo Limited and Huayang
                (Shengyang) Group Limited dated September 28, 2002.
99.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                Chief Executive Officer.
99.2            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                Chief Financial Officer.
99.3            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                Principal Accounting Officer.

(b) Reports on Form 8-K

During the three months ended September 30, 2002, the Company filed the following reports on Form 8-K:

On September 18, 2002, the Company filed Form 8-K regarding Item 2 - Acquisition or Disposition of Assets - related to the acquisition of Jiahe Medicine Group, a pharmaceutical company based in China, and Item 5 - Other Events and Regulation
FD Disclosure - related to a press release issued on September 16, 2002 announcing the Company's acquisition of Jiahe Medicine Group.

On September 30, 2002, the Company filed Form 8-K regarding Item 5 - Other
Events and Regulation FD Disclosure - relating to a press release issued on
September 26, 2002 announcing the disposal of interest in its investment in
Sheraton Shenyang Lido Hotel and the settlement of debts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Huayang International Holdings, Inc.

Date:  November 19, 2002      /s/ Gao WanJun
                              Name:  Gao WanJun
                              Title: President and Chief Executive Officer

Date:  November 19, 2002      /s/ Wang Yufei
                              Name:  Wang Yufei
                              Title: Director, Chief Financial Officer
                                     and Secretary

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Gao WanJun, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Huayang
International Holdings, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Huayang International Holdings, Inc. as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14)for Huayang International Holdings, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Huayang International Holdings, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Huayang International Holdings, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Huayang International Holdings, Inc.'s auditors and the audit committee of Huayang International Holdings, Inc.'s board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Huayang International Holdings, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Huayang International Holdings, Inc.'s internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Gao WanJun
    Gao WanJun
President and Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Wang Yufei, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Huayang
International Holdings, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Huayang International Holdings, Inc. as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14)for Huayang International Holdings, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Huayang International Holdings, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Huayang International Holdings, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Huayang International Holdings, Inc.'s auditors and the audit committee of Huayang International Holdings, Inc.'s board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Huayang International Holdings, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Huayang International Holdings, Inc.'s internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Wang Yufei
    Wang Yufei
Chief Financial Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Kitty Zhao, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Huayang
International Holdings, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Huayang International Holdings, Inc. as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14)for Huayang International Holdings, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Huayang International Holdings, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Huayang International Holdings, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Huayang International Holdings, Inc.'s auditors and the audit committee of Huayang International Holdings, Inc.'s board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Huayang International Holdings, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Huayang International Holdings, Inc.'s internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Kitty Zhao
    Kitty Zhao
Principal Accounting Officer

