Form 10KSB
period 2002-12-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2003-04-23
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                Nevada                                     58-1667944
                ------                                     ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

         386 Qingnian Avenue
            Shenyang, China                                 110004
    (Address of principal executive                       (Zip Code)
               offices)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.| |

The issuer's revenues for its most recent fiscal year, ended December 31, 2002, were $2,030,976.

As of March 27, 2003, the aggregate market value of the $0.02 Par Value Common Stock held by non-affiliates of the registrant was approximately $136,065 based on the closing price of the stock on that date. This amount excludes the market value of 6,000,000 shares of Common Stock beneficially owned by the registrant's directors and officers.

The number of shares of common stock, par value $0.02, outstanding on April 2, 2003, was 7,700,807.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                      INDEX

PART I.

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Controls and Procedures

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

      Huayang International Holdings, Inc. ("HIHI", the "Company", "We", or "Registrant"), formerly known as Power Capital Corp. ("PCC"), is a real estate development company engaged in the development and construction of Huayang International Mansion (the "Mansion"), a 163,000 square-meter hotel, residential, retail and office complex in the city of Shenyang, the People's Republic of China. The Company's current activities include selling and leasing of the residential, retail and office properties in the Mansion.

STRUCTURE OF THE COMPANY

      We conduct our real estate business through our 95% owned subsidiary Shenyang Haitong House Properties Development, Ltd
("Haitong").

      At the beginning of 2002, we were also holding a 20% stake in each of the following joint ventures: Changyang International Hotel (Shenyang) Co., Ltd. ("Hotel"), Changhua (Shenyang) Business Co., Ltd. ("Business Center") and Changyuan (Shenyang) Park Co., Ltd. ("Garage") (collectively referred to as the "Hotel Group"). The Hotel Group owns the hotel properties in the Mansion. In September 2002, we sold our 20% equity interest in the Hotel Group to the majority shareholder of the Hotel Group. See "The Hotel Group" for further details of the Hotel Group and the transaction.

HISTORY

      We are a public company, incorporated under the laws of the State of Nevada and traded on the Over the Counter ("OTC") Bulletin Board under the symbol "HIHI".

      On December 29, 1995, PCC signed an acquisition agreement, as amended on January 5, 1996, with the Huayang International Trust (the "Trust"), whereby the Trust sold its 95% investment in Haitong and 20% investments in the Hotel Group, which includes Hotel, Business Center and Garage, to PCC in exchange for 6,000,000 shares of common stock of

PCC. On January 5, 1996, 6,000,000 shares were transferred to the Trust. At the date of acquisition, PCC changed its name to Huayang International Holdings, Inc. Our shares were formerly traded on the OTC Bulletin Board under the symbol "HIHI" and commenced trading on January 24, 1996. On December 15, 1999, the Company shares were de-listed from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the Securities and Exchange Commission (the "Commission"). On January 10, 2002, the Company completed requirements to comply with the Eligibility Rule and was re-listed on the OTC Bulletin Board under the symbol "HIHI".

      In September 2002, we sold all of our 20% equity interest in the Hotel Group to the majority shareholder of the Hotel Group. See "The Hotel Group" for further details of the transaction.

BUSINESS

      We are engaged in real estate development business. As of now, we are primarily engaged in developing the Huayang International Mansion (the "Mansion"). The Mansion is a mixed-use complex with a total construction area of approximately 163,000 square meters. The Mansion is located in Shenyang, a major Chinese city with a population of nearly seven million, offering residential, office, retail, hotel, recreation, shopping and conference facilities.

      The Mansion consists of two towers and two podiums. Haitong owns Tower A and Podium A of the building, while Hotel Group owns Tower B and Podium B, which is managed by Starwood Hotels & Resorts as Sheraton Shenyang Lido Hotel.

      We conduct our real estate business primarily through our 95% owned subsidiary Haitong, which activities include selling and leasing of real estate properties in Tower A and Podium A.

      For detailed information about the Mansion and our real estate operating data, please see Item 2, "Properties".

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

      The economic development has led to a higher level of demand for office space, retail space, business apartments and hotels, especially for high-end properties with good locations and quality services. We quickly responded to market demands and initiated the Huayang International Mansion project, which provides office space, luxury residential units, retail space, entertainment functions, convention and exhibition functions as well as a five-star hotel.

      We are in direct competition with a number of real estate development and property management companies that also provide office space to businesses in Shenyang. Some of these companies may have more resources than we do, or are able to offer similar services at a better price than we are. The Hotel Group will compete directly with other business hotels in Shenyang, such as the JW Marriott Hotel and Shenyang Inter-Continental Hotel.

THE HOTEL GROUP

      In order to enhance the efficiency of the hotel operations of the Mansion, the Company entered into several joint ventures to operate various aspects of the hotel operations: Changyang International Hotel (Shenyang) Co., Ltd. ("Hotel"), Changhua (Shenyang) Business Co., Ltd. ("Business Center") and Changyuan (Shenyang) Park Co., Ltd. ("Garage") (collectively referred to as the "Hotel Group").

      Hotel owns a 54,862 square-meter, 623 room luxury business hotel in Tower B of the Mansion. The Hotel is managed by Starwood Hotels & Resorts as Sheraton Shenyang Lido Hotel. The Hotel is expected to generate revenues from room tariffs and other services.

      Business Center owns a 19,285 square-meter business center occupying the five-story podium of Tower B. The Business Center operates business and conference facilities as well as entertainment facilities. The Business Center is expected to generate revenues from conference and entertainment services.

      Garage: Garage owns a 5,865 square meter parking facility in support of the Hotel and Business Center. The facility occupies two basement levels of Tower B. The Garage is expected to generate revenues from its parking facilities.

      At beginning of 2002 we held a 20% stake in each of the joint ventures in the Hotel Group. Yick Ho, Ltd., a wholly owned subsidiary of Cheung Kong (Holdings) Limited, a Hong Kong based corporation listed in Hong Kong Stock Exchange, owns 70% of the Hotel Group. In September 2002, we sold all of our 20% equity interest in the Hotel Group to Yick Ho, Ltd., and agreed to apply the selling price directly as a payment to certain debt owed to a related party. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of our equity interest in the Hotel Group in conjunction with the payment of the debt. In connection with the sale of our equity interest in the Hotel Group, a loss of $1,864,142 from the sale was recorded.

      Before we sold our equity interest in the Hotel Group, the hotel had a soft opening in 2002 and generated minimum revenues. We booked a loss of $821,778 for the first two quarters of 2002. Operating results of the Hotel Group for the second half of 2002 were not included in our consolidated financial statements.

PROJECT FUNDING

      Our projects were financed through a combination of debt financing in the form of mortgage notes, capital contributions by Mr. Gao Wanjun, one of our officers, directors and controlling shareholders, and shareholder loans made to us by Mr. Gao Wanjun.

GOVERNMENT REGULATION

      Our projects are subject to various laws and governmental regulations, such as zoning regulations, relating to our business operations and project developments. We must obtain and keep current various licenses, permits and regulatory approvals for our development projects. We believe that we are in compliance with all laws, rules and regulations applicable to our projects and that such laws, rules and regulations do not currently have a material impact on our operations. Due to the increasing levels of development in the areas of China where we currently operate, it is possible that new laws, rules and/or regulations may be adopted that could affect our projects or proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on our project growth or profitability, which could decrease our projected revenues or increase our costs of doing business.

EMPLOYEES

      As of December 31, 2002, we had 21 employees, all of whom are salaried. No employee group is covered under a collective bargaining agreement. We believe our relationship with our employees is good.

RECENT DEVELOPMENT

      In September 2002, we entered into an agreement to acquire Jiahe Medicine Group ("Jiahe" or the "Selling Party"), a pharmaceutical company organized and operated in China. The acquisition terms include the issuance of 1,900,000 restricted shares of our common stock to the Selling Party and a requirement that the Selling Party satisfy certain contingencies prior to December 31, 2002. These contingencies include:
Jiahe completes its GMP renovation and passes the government's GMP examination, government approval of the transaction, and transfer into the Company of the title of certain properties. Should the Selling Party fail to satisfy these contingencies, the Company has the option to reduce the number of shares issued to the Selling Party or rescind the transaction. On April 2, 2003, because the Selling Party still could not satisfy certain outstanding contingencies, we rescinded the acquisition transaction and cancelled the 1,900,000 restricted shares of our common stock issued in connection with the acquisition of Jiahe. Financial activities of Jiahe have not been included in the accompanying consolidated financial statements for the period ended December 31, 2002.

Item 2. Properties

HEADQUARTERS

      Our headquarters consists of a 1,818 square meter leased facility in Podium A of the Huayang International Mansion, located at No. 386 Qingnian Street, Heping District, Shenyang, China 110004. We own the building floor in which the office is located.

HUAYANG INTERNATIONAL MANSION

      We are engaged in real estate development and have developed the Huayang International Mansion (the "Mansion"), a mixed-use complex with a total construction area of 163,000 square meters. The Mansion is located in Shenyang, a major Chinese city with a population of nearly seven million, offering residential, hotel, office, recreation, shopping and conference facilities.

      The Mansion is conveniently located in the City's Special Economic Zone for new and hi-tech enterprises, and is only approximately 15 minutes away from the city's international airport and approximately 10 minutes away from the city's main railway station. Qingnian Avenue, a major traffic thoroughfare for the city passes the building. Wulihe Stadium, the city's newest and most advanced stadium is located just on the northern side of the building. Regent Park, on the western side of the building, is a luxury residential development. JW Marriott Hotel and China Northern Airline's main office face the building's south side. To the east, across Qingnian Avenue is

Riverside Garden, considered the most luxurious residential development in northeastern China. Some major entertainment facilities, such as Summer Place (a water park), the Science and Technology Museum and the Wulihe Riverside Park are also located nearby.

      The Mansion consists of two towers and two podiums. Haitong operates Tower A and Podium A, while the Hotel Group owns Tower B and Podium B of the building.

TOWER A AND PODIUM A

      Tower A is a 22-story construction with 330 office units, 220 business apartments, and 66 penthouse apartments, totaling approximately 56,410 square meters of floor space. As of December 31, 2002, approximately 38,082 square meters of floor space had been sold. We plan to sell an additional 6,585 square meters of the floor space in the future. Haitong owns the remaining 11,742 square meters of the floor space in Tower A. As of December 31, 2002, approximately 8,502 square meters of the floor space owned by Haitong had been leased, and the average rent was approximately $119 per square meter per year.

      Podium A is a six-story construction totaling approximately 26,912 square meters, with approximately 22,000 square meters of commercial space for sale and lease. As of December 31, 2002, approximately 12,655 square meters had been sold. Haitong owns the remaining 14,257 square meters of the floor space, including approximately 1,818 square meters on the sixth floor occupied by HIHI's headquarters. As of December 31, 2002, 15 square meters of the commercial space had been leased at approximately $363 per square meter per year.

      Currently no tenant occupies ten percent or more of the rentable floor space. Haitong pays business tax at five percent of the gross sales and leases and real estate tax at twelve percent of the gross sales and leases.

      We own 95% of equity interest of Haitong. The Tower was completed in 1999, and the Podium was completed in 2001. The total cost of developing Tower A and Podium A was approximately US$70 million. This cost was paid through a combination of bank loans and mortgages, guaranteed by Haitong and secured by its assets, and capital contributions and loans from shareholders. We currently have bank loans totaling US$3,298,177 outstanding, which are secured by a mortgage on the property. The annual interest rates on these bank loans are approximately 7.7%.

TOWER B AND PODIUM B

      Tower B and Podium B of the building totaling approximately
80,012 square meters is owned by the Hotel Group and is managed by

Starwood Hotels & Resorts as Sheraton Shenyang Lido Hotel. The luxury business hotel has 533 rooms/suites and 90 luxury apartments.

      At beginning of 2002 we held a 20% stake in each of the joint ventures in the Hotel Group. Yick Ho, Ltd., a wholly owned subsidiary of Cheung Kong (Holdings) Limited, a Hong Kong based corporation listed in Hong Kong Stock Exchange, owns 70% of the Hotel Group. In September 2002, we sold all of our 20% equity interest in the Hotel Group to Yick Ho, Ltd., and agreed to apply the selling price directly as a payment to certain debt owed to a related party.

      Before we sold our equity interest in the Hotel Group, the hotel had a soft opening in 2002 and generated minimum revenues. We booked a loss of $821,778 for the first two quarters of 2002. Operating results of the Hotel Group for the second half of 2002 were not included in the Company's consolidated financial statements.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

      The following is a discussion of our investment policies, financing policies and policies with respect to certain other activities. These policies have been determined by our directors and may be amended or revised from time to time at the discretion of the directors without a vote of the stockholders.

1) Investment Policies

      Investment in Real Estate or Interests in Real Estate - We may invest in office buildings, apartments and income producing real estate which may offer satisfactory levels of cash flow and prospects for growth in cash flow and value. We will focus primarily in China, particularly the Northeast part of the country, but may consider valid opportunities in other regions. We intend to actively manage and operate a majority of our income producing real estate investments. We may enter into joint ventures and other arrangements with third parties who may provide equity or expertise in a variety of real estate ventures. We intend to rehabilitate properties when the expected returns justify the costs of rehabilitation. We intend to build office buildings, apartments and other income producing real estate properties when the expected returns are in excess of those available in acquisitions and justify the increased risk. Our real estate investments will generally be for income. But we may sell the properties depending on the value realization on a case-by-case basis. We do not have a policy limiting the amount or percentage of assets that will be invested in any specific property.

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

      Investments in Other Securities - While we will emphasize equity investments in real estate projects, we may consider bonds, preferred stocks, common stocks or other types of securities in entities which invest in real estate. In particular, we may enter into joint ventures and other arrangements with third parties that may provide equity or expertise in a variety of real estate ventures.

2) Financing Policies

      We may finance our investments through both public and private secured and unsecured debt offerings, as well as public and private placements of our equity securities. The equity securities may include both common and preferred equity issues. There are currently no restrictions on the amount of debt that we may incur. For the past three years, our projects are mainly financed through bank loans and investment from our principal equity shareholders. While we may issue preferred stock and bonds, we did not issue any senior securities in the past three years.

      We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments, including those currently encumbering our properties, usually limit additional indebtedness on such properties. We may also use bond financing from affordable housing programs where appropriate.

3) Lending Policies

      We did not in the past and do not intend to make loans to other persons.

4) Policies with Respect to Other Activities

      We may spin-off to our common stockholders, shares of our subsidiaries or shares of other entities we have acquired through the sale of our properties, investments or otherwise. These spin-offs may be taxable or non-taxable, depending upon the facts and circumstances. We did not engage in such activities in the past three years.

      We may make investments other than as previously described. We may engage in the purchase and sale of investments. We may offer its shares of common or preferred stock in exchange for property and to repurchase or otherwise reacquire our shares of common or preferred stock and may engage in such activities in the future. Specifically, we may consider an odd lot program to repurchase common stock from holders of fewer than 100 shares. We do not intend to engage in trading, underwriting or the agency distribution or sale of securities of other issuers. We may invest in securities of other issuers for purpose of exercising control. In the past three years, we did not engage in any of the above activities.

      We intend to make annual reports to our shareholders, which provides updated information about our operations as well as financial statements certified by independent public accountants.

Item 3. Legal Proceedings

      We are not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

      Our shares are currently traded on the OTC Bulletin Board under the symbol "HIHI". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated as reported by the Bulletin Board. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                     High Bid       Low Bid
           Fiscal Year 2002:
                First Quarter          0.17           0.06
                Second Quarter         1.45           0.21
                Third Quarter          0.70           0.11
                Fourth Quarter         0.17           0.06


           Fiscal Year 2001:
                First Quarter           *              *
                Second Quarter          *              *
                Third Quarter           *              *
                Fourth Quarter          *              *

      On April 2, 2003, the closing price for the Company's Common Stock on the Bulletin Board System was $0.08 per share. As of April 2, 2003, there were approximately 250 holders of record of our common stock.

      In July 2002, we issued 200,000 restricted shares of our common stock to Wang Shuwen, a citizen and resident of China, for certain consulting services performed for us.

      We have not paid dividends and do not anticipate paying dividends in the foreseeable future. The board of directors intends to retain earnings, if any, to finance our growth. Accordingly, any payment of dividends by us in the future will depend upon the need for working capital and our financial conditions of at that time.

Item 6. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Huayang International Holdings, Inc. is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) our attempt to enter into the technology sector and whether we can successfully incorporate such business into our operations; (b) our low cash balances which may impede our ability to grow our business and compete against our competitors and other liquidity related risks discussed below under "Liquidity and Capital Resources"; (c) any economic, political, regulatory, legal and social conditions in China that may negatively affect our business; and (d) our dependence upon funding from related companies. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

YEAR 2002 OVERVIEW

      During the fiscal year of 2002, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion. The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

      In September 2002, the Company sold all of its 20% equity interest in the Hotel Group and agreed to apply the selling price directly as a payment for certain debt owed to a related party. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of the Company's 20% equity interest in the Hotel Group in conjunction with the payment of the debt. Because the Company's sole equity interest in the Hotel Group has been sold, the operating results of the Hotel Group for second half of 2002 were not included in the Company's consolidated financial statements.

      In 2002, the Company continued its efforts to reduce its bank loans. As such, the Company reached agreement with several banks to settle loans in the amount of $13,951,807 and accrued interest of $3,402,160. The Company has transferred title to certain office space in full satisfaction of the loans due to the banks.

      In September 2002, the Company entered an agreement with Mr. Zheng Hongwei, a citizen and resident of China (the "Selling Party"), to acquire Jiahe Medicine Group, a pharmaceutical company organized and operated in China. The acquisition terms include the issuance of restricted shares of our common stock to the Selling Party and a requirement that the Selling Party satisfy certain contingencies prior to December 31, 2002. Should the Selling Party fail to satisfy these contingencies, the Company has the option to reduce the number of shares issued to the Selling Party or rescind the transaction. On April 2, 2003, because the Selling Party still could not satisfy outstanding contingencies, the Company rescinded the acquisition transaction and cancelled the 1,900,000 restricted shares of common stock issued in connection with the acquisition. Financial activities of Jiahe have not been included in the accompanying consolidated financial statements for the period ended December 31, 2002.

RESULTS OF OPERATIONS

      The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the fiscal years ended December 31, 2001 and 2002:

                                                                 Fiscal Year
                                                             ------------------
                                                                2002       2001
                                                                ----       ----
Real estate sales                                               31.7%      32.1%
Real estate rental income                                       68.3       56.1
Interest income                                                            11.8
                                                               -----       -----
Net sales:                                                     100.0%      100.0%

Cost and expenses:
   Cost of real estate sold                                    (17.8)      (25.8)
   Real estate operating expenses                              (36.6)       (7.3)
   Allowance for doubtful accounts                            (451.6)          -
   Depreciation expense                                        (32.4)      (16.6)
   Interest expense                                            (20.9)      (25.2)
   Other operating Expenses                                     (8.9)       (2.2)
Other income                                                     3.8         0.8
Minority interest                                               23.5        (0.5)
Discontinued Operations
      Loss from investment in affiliates                       (40.5)      (33.8)
      Loss on sale of investment in affiliates                 (91.8)          -
Extraordinary items                                            137.5           -
                                                               -----       -----
Net Loss                                                      (435.7)%     (10.6)%
                                                               -----------------

Revenues

      Revenues for the fiscal year ended December 31, 2002 were $2,030,976, down 60.4% from $5,124,504 for the fiscal year ended December 31, 2001. This drop was primarily the combined effect of decreasing real estate sales and rental income. In addition to decreasing annual rent per square meter, the Company also lost several tenant including a major tenant. Real estate sales in fiscal year 2002 were $643,828, down 60.8% from $1,643,280 in 2001. Revenues from real estate rental income in fiscal year 2002 dropped 51.8% to $1,387,148, from $2,877,042 in fiscal year 2001. As of December 31, 2002, the net real estate rental property was $16,651,031. Interest income, which was related to our investment in the Hotel Group, was $0 for fiscal year 2002, compared to $604,182 in the same period of 2001.

Costs and Expenses

      In the fiscal year ended December 31, 2002, total costs and expenses were $11,539,945, which was 191.8% higher than $3,955,043 of total costs and expenses in the fiscal year ended December 31, 2001. This increase was primarily due to an allowance of $9,171,084 for doubtful receivable accounts from related parties which the Company considered not repayable within 12 months from the year-end of 2002. Contributing factors also include increasing operating expenses, offset partly by significant decreases in costs of real estate sold, depreciation costs and interest expenses.

      Associated with decreasing real estate sales, cost of real estate sold dropped 72.7% to $360,690 in fiscal year 2002, compared to $1,320,633 in fiscal year 2001. In the fiscal year 2002, the depreciation expenses dropped 22.6% to $658,972 from $851,842 in the fiscal year 2001, and interest expenses dropped 67.2% to $424,916 from $1,293,885 in the fiscal year 2001. These decreases were a direct result of bank loan settlement. In 2002, real estate operating expenses increased 97.4% to $743,498 from $376,635 in 2001, and other operating expenses increased 61.4% to $180,785 from $112,048 in 2001.

Sale of Equity Interest in the Hotel Group

      In September 2002, the Company sold all of its 20% equity interest in the Hotel Group to the majority shareholder of the Hotel Group, and agreed to apply the selling price directly as a payment to certain debt owed to a related party. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of the Company's equity interest in the Hotel Group in conjunction with the payment of the debt. In connection with the sale of the Company's equity interest in the Hotel Group, a loss of $1,864,142 from the sale was recorded.

     Before the Company sold its equity interest in the Hotel Group, the hotel had a soft opening in 2002 and generated minimum revenues. The Company booked a loss of $821,778 for the first two quarters of 2002, and a loss of $1,731,045 in 2001. Operating results of the Hotel Group for the second half of 2002 were not included in the Company's consolidated financial statements.

Extraordinary Item

      In 2002, the Company continued its efforts to reduce its bank loans, which were borrowed to finance the development of the Huayang International Mansion. As such, the Company reached agreement with several banks to settle loans in the amount of $13,951,807 and accrued interest of $3,402,160. The Company has transferred title to certain office space in full satisfaction of the loans due to banks. As a result of these transactions, the Company recorded an extraordinary gain of $2,791,537. Net gain per share, net of related tax effect, amounted to approximately $0.37.

Net Loss

      For the fiscal year ended December 31, 2002, net loss from continued operations were $8,954,922, compared to a net income of $1,187,948 in 2001. Net loss including loss from Hotel operations but excluding extraordinary items was $11,640,842, compared to $543,097 in 2001. The Company's net loss for fiscal year 2002 was $8,849,305, an increase of 1,529.4% as compared to a net loss of $543,097 in the fiscal year 2001. Net loss per share, basic and diluted was $1.18, compared to a net loss per share of $0.07 in 2001.

      Factors causing these changes include the allowance for doubtful accounts, loss from sale of the equity interest in the Hotel Group, a drop in real estate sales and rental income, and extraordinary gains from bank loan settlement.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of December 31, 2002, our cash balance was $110. Our past operations were supported by related companies which from time to time lend funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

      As a result of future cash payments required to retire bank loans, management believes that it will be necessary to secure additional financing to sustain our operations and to fund our anticipated growth.

      We do not have any material commitments for capital expenditures for the year ending December 31, 2003.

      Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, real estate industry trends, operating cost fluctuations, and unplanned capital spending.

      As of December 31, 2002, we had total bank debt of $3,289,177. We also owed $1,760,769 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

      All of our bank debt is secured by properties in the Mansion. As of December 31, 2002, our lenders held an aggregate of $3,289,177 of liens against the Mansion as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Mansion, which would have a material adverse effect on us.

      The Company is dependent on the management company to collect revenues and to make payments on a timely basis. The management company currently owes the Company $13,187,482, of which $9,171,084 has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they come due, it could impair the ability of the Company to continue as a going concern.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of change in the value of short term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

      The Company operates in the People's Republic of China, and is exposed to foreign exchange rate fluctuations related to the translation of the financial results of our operations in China into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

      The effect of foreign exchange rate fluctuations on the Company for the fiscal year ended December 31, 2002 was immaterial.

      The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

      The Company does not hold cash equivalents or marketable securities as of December 31, 2002 and has no plans to do so within the next twelve months.

Item 7. Financial Statements

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Pages
                                                           -----
Independent Auditors' Report                               F-2
Consolidated Balance Sheets                                F-3
Consolidated Statements of Operations and
  comprehensive loss                                       F-4
Consolidated Statements of Shareholders' Equity            F-5
Consolidated Statements of Cash Flows                      F-6 to F-7
Notes to Consolidated Financial Statements                 F-8 to F-18

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Huayang International Holdings, Inc.
    and Subsidiary

      We have audited the accompanying consolidated balance sheets of Huayang International Holdings, Inc. and subsidiary as of December 31,
2002 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Huayang International Holdings, Inc. and subsidiary as of December 31, 2001, were audited by other auditors whose opinion dated March 2, 2002, on those statements was unqualified before the restatement. As discussed in Note 16, the Company has restated its 2001 financial statements during the current year to correct an accounting error.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huayang International Holdings, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      We also audited the adjustments described in Note 16 that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon a management company to collect revenues and make payments on a timely basis. Should the management company continue to fail to pay obligations as they come due, it raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter is described in Note
3. The financials statements do not include any adjustments that might result from the outcome of this matter.



/s/ Thomas Leger & Co., L.L.P.
Houston, Texas
April 15, 2003

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
(UNITED STATES DOLLARS)
ASSETS
                                                             2002
                                                          -----------
ASSETS
Assets:
    Real estate rental property, net of
      accumulated depreciation of $1,069,896              $16,651,031
    Real estate held for development and sale               3,777,727
    Cash and cash equivalents                                     110
    Due from related companies, less allowance
      for doubtful accounts of $9,171,084                   4,016,398
    Inventory net of allowance of $793,351
      at December 31, 2002                                          -
    Property and equipment, net                             1,294,663
    Other assets                                               31,747
                                                          -----------
    Total assets                                          $25,771,676
                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Bank loans                                             $3,289,157
    Accounts payable and accrued liabilities                  593,865
    Other taxes payable                                     3,548,716
    Payble to related party                                 1,760,769
                                                          -----------
    Total liabilities                                       9,192,507

Minority interest                                             749,501

Shareholders' equity:
    Common stock, par value $0.02 per share,
      authorized 50,000,000 shares, issued and
          outstanding 7,700,807 shares                        154,016
    Capital in excess of par value                         18,342,291
    Accumulated deficit                                    (2,639,259)
    Accumulated other comprehensive income                    (27,380)
                                                          -----------
    Total shareholders' equity                             15,829,668
                                                          -----------
    Total liabilities and shareholders' equity            $25,771,676
                                                          ===========

      The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
  COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(UNITED STATES DOLLARS)
                                                             2002           2001
                                                          -----------    ----------
                                                                          Restated
Revenues
    Real estate sales                                     $   643,828    $1,643,280
    Real estate rental income                               1,387,148     2,877,042
    Interest income                                                 -       604,182
                                                          -----------    ----------
    Total revenues                                          2,030,976     5,124,504
                                                          -----------    ----------
Costs and expenses
    Cost of real estate sold                                  360,690     1,320,633
    Real estate operating expenses                            743,498       376,635
    Allowance for doubtful accounts                         9,171,084             -
    Depreciation expense                                      658,972       851,842
    Interest expense                                          424,916     1,293,885
    Other operating expense                                   180,785       112,048
                                                          -----------    ----------
    Total  costs and expenses                              11,539,945     3,955,043

Other Income                                                   76,083        42,603
                                                          -----------    ----------
                                                           (9,432,886)    1,212,064

Income taxes                                                        -             -
                                                          -----------    ----------
                                                           (9,432,886)    1,212,064

Minority interest                                             477,964       (24,116)
                                                          -----------    ----------
Income(loss) from continuing operations                    (8,954,922)    1,187,948

Discontinued operations
    Loss from investment in affiliates                       (821,778)   (1,731,045)
    Loss on sales of investment                            (1,864,142)            -
                                                          -----------    ----------
Loss before extraordinary item                            (11,640,842)     (543,097)

Extraordinary item                                          2,791,537             -
                                                          -----------    ----------
Net loss                                                   (8,849,305)     (543,097)

Other comprehensive loss
    Foreign currency translation                              (44,727)      (19,029)
                                                          -----------    ----------
Comprehensive loss                                        $(8,894,032)    $(562,126)
                                                          ===========    ==========
Weighted average shares outstanding
    Basic and diluted                                       7,504,140     7,500,807

Basic and diluted loss per share:
    Income(loss) from continuing operations                     (1.19)         0.16
    Loss from investment in affiliates                          (0.11)        (0.23)
    Loss on sales of investment                                 (0.25)
    Extraordinary item                                           0.37             -
                                                          -----------    ----------
    Net loss                                                   $(1.18)       $(0.07)
                                                          ===========    ==========

     The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(UNITED STATES DOLLARS)

                                                                          Accumulated
                                               Additional   Accumulated      Other         Total
                             Common Stock        Paid-in     Earnings    Comprehensive  Shareholders'
                         Shares      Amount      Capital     (Deficit)      Income        Equity
                         ---------   --------   -----------  ----------     -------     -----------


Balance,
December 31, 2000        7,500,807   $150,016   $18,296,291  $ 4,422,811    $ 36,743     $22,905,861
Restatement                      -          -             -    2,330,332        (367)      2,329,965

Comprehensive income
    Net loss - Restated          -          -             -     (543,097)          -        (543,097)
    Foreign currency
      translation                -          -             -            -     (19,029)        (19,029)

Balance,
December 31, 2001        7,500,807    150,016    18,296,291    6,210,046      17,347      24,673,700

Issuance of common
stock for services         200,000      4,000        46,000            -           -          50,000

Comprehensive income
    Net loss                     -          -             -   (8,849,305)          -      (8,849,305)
    Foreign currency
      translation                -          -             -            -     (44,727)        (44,727)

Balance,
December 31, 2002        7,700,807   $154,016    $18,342,291 $(2,639,259)   $(27,380)    $15,829,668

      The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(UNITED STATES DOLLARS)
                                                        2002           2001
                                                    -----------    -----------
                                                                     Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $(8,849,305)   $  (543,097)
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Gain on sales of real estate                     (283,138)      (512,866)
      Net cash proceeds from sales of real estate             -      1,833,499
      Real estate development costs                           -       (237,877)
      Bad debt expense                                9,171,084              -
      Depreciation                                      658,972        851,842
      Interest income from investment affiliates              -       (755,228)
      Loss from investment in affiliates                      -      1,731,045
      Loss on sale of investment                      1,864,142              -
      Increase in account receivable                          -       (761,553)
      Decrease in other assets                                -         67,927
      Increase in accounts payable and accrued
        liabilities                                           -      2,463,749
      Increase in deferred interest income                    -        151,044
      Inventory write down                              702,330              -
      Stock issued for services                          50,000              -
      Increase in other tax payable                           -        523,219
      Other                                                   -         (4,377)
      Extraordinary gain                             (2,791,537)             -
      Increase (decrease) in minority interest         (477,964)        24,116
                                                     ----------     ----------
      Net cash provided by operating activities          44,584      4,831,443
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                      -         (1,699)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in receivable from related
        management company                                    -     (4,810,946)
                                                     ----------     ----------
      Net cash used in financing activities                   -     (4,810,946)
                                                     ----------     ----------
NET (INCREASE) DECREASE IN CASH                          44,584         18,798

Effect of exchange rate changes on cash                 (44,727)       (19,396)

CASH, beginning of year                                     253            851
                                                     ----------     ----------
CASH, end of year                                          $110           $253
                                                     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                          $-         $2,491

      Income taxes paid                                      $-             $-

SUPPLEMENTAL NON-CASH ACTIVITIES:
                                                        2002
                                                    -----------

      Note -1 Non-cash transactions effecting
        the Balance sheet at December 31, 2002:
      Decrease in rental properties                  14,594,070
      Increase in realestate for sale                (1,209,446)
      Decrease in receivable from related party       3,216,857
      Decrease in investments                        11,752,197
      Decrease in deferred interest                    (521,202)
      Decrease in bank loan                         (11,187,941)
      Decrease in accrued liabilities                (4,441,885)
      Increase in other taxes payable                 1,324,353
      Decrease in related party payable             (13,527,003)

     The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      The financial statements of Huayang International Holdings, Inc. and Subsidiary (the "Company" or "HIHI") reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). The Company has a 95% ownership interest in HAITONG. The company has less than majority ownership interest in three other companies, Changyang International Hotel (Shenyang) Co. Ltd. (HOTEL), Changyuan (Shenyang) Park Ltd. (GARAGE) and Changhua (Shenyang) Business Co., Ltd. (BUSINESS CENTER) collectively referred to as HOTEL GROUP.

      HIHI is incorporated under the laws of the State of Nevada in the United States. HAITONG, HOTEL, GARAGE and BUSINESS CENTER are incorporated under the laws of the People's Republic of China ("PRC").

      HAITONG is in the business of developing a dual use (commercial and residential) building in Shenyang City Nanhu Scientific and Technological Development Zone, Liaoning province, People's Republic of China. Next to this building is a hotel complex under development by HOTEL. The buildings are located on a podium and a garage, which are under development by HAITONG, BUSINESS CENTER and GARAGE.

      The Hotel Group was disposed of in 2002.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany balances and transactions have been eliminated on consolidation. The Company accounted for its investment in HOTEL GROUP under the equity method in prior years.

2.    BASIS OF PRESENTATION

      The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. This basis of accounting differs from that used in the statutory financial statements in the PRC. No material adjustment was required.

      Certain amounts in prior years have been reclassified to conform to current year's classification.

3.    GOING CONCERN

      The Company is dependent on the management company to collect revenues and to make payments on a timely basis. The management company currently owes the Company $13,187,482, of which $9,171,084 has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they come due, it could impair the ability of the Company to continue as a going concern. Management believes sufficient funding will be available to meet operating needs for the Company.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Economic and political risks

      The Company faces a number of risks and challenges since its operation are in the PRC and its primary market is in the PRC.

Real estate rental property

      Real estate rental property is stated at cost. Depreciation and amortization of real estate rental property is being provided on a straight-line method over the estimated useful lives of 40 to 50 years and amounted to $565,670 and $794,042 for the years ended December 31, 2002 and 2001, respectively.

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

Cash and cash equivalents

      For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

      The Company maintains no bank accounts in the United States of America.

Building Materials

      Building materials are carried at the lower of cost or market. The Company provided an allowance at December 31, 2002 for $702,330.

Property, plant and equipment

      Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight line method, which range from 5 to 50 years.

      The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $93,302 and $57,800 respectively.

      The Company acquired land use rights from The People's Republic of China for a period of fifty years. The costs of the rights have been capitalized to the real estate development projects and once the constructed assets are ready for their intended use, the land use rights are amortized over the remaining useful life.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Fair value of financial instruments

      HIHI's financial instruments include cash and cash equivalents, accounts payable and bank loans. Management has estimated that the carrying amount approximates fair value.

Foreign currency translation

      The Company maintains its books and accounting records in Renminbi:
("RMB") the PRC's currency. Conversion of currency from RMB into a United States dollar ("US") has been made at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are converted into US$ at the applicable rate of exchange at the balance sheet date.

      Conversion of currency from RMB into US$ has been made at the rate of exchange on December 31, 2002 and 2001: at US$1.00 RMB 8.30 and
US$1.00: RMB$8.2867. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate. Income and expense items were converted at the average rates for the year.

      On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). The single rate of exchange is US$1.00: RMB 8.30.

      This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

Revenue recognition

      Real estate sales are reported in accordance with the provisions of SFAS No. 66. Profit from the sales of development properties, less applicable taxes, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged,
(c) any permanent financing of which the seller is responsible has been arranged (d) all conditions precedent to closing have been performed (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer.

      Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

      Real estate rental income, less applicable taxes, is recognized on the straight-line basis over the terms of the tenancy agreements.

Income taxes

      The Company accounts for income tax using SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Use of estimates in the preparation of financial statements

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from these estimates.

Stock-based compensation

     SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured for the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS No. 123 and the Emerging Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services ("EITF96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Earnings per share

      SFAS No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average share of common stock outstanding. There are no differences between basic and diluted EPS at December 31, 2002 and 2001.

Comprehensive income

      SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustment.

Segment reporting

      SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information" established standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one segment, real estate activities.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of SFAS No. 142 is be effective for the Company in fiscal 2002. Management does believe this will to have a material effect on its results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company for fiscal years beginning after June15, 2002. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company beginning after December 15, 2001. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
Technical Corrections".   The  statement  addresses  the  accounting  for
extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and
Other  Costs to Exit an Activity    (Including  Certain Costs  Incurred in
a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation  -  Transition and Disclosure".    SFAS No. 148
amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

5.    REAL ESTATE

      As of December 31 real estate consists of the following:

                                                           2002
                                                           ----
      Real estate rental property, net                 $16,651,031
      Real estate held for development and sale          3,777,727
                                                       -----------
                                                       $20,428,758
                                                       ===========

      The real estate is located in Shenyang, the People's Republic of China. The properties have been pledged to secure bank loans granted to HAITONG.

      The directors consider the prevailing fair values of the real estate rental property be exceeding their respective carrying values, and no impairment has been provided for.

6.    INVESTMENT IN AFFILIATES

      In September 2002, the company disposed of its 20% equity interest in the Hotel Group, and agreed to apply the selling price directly as a payment to certain debts owed to a related party, see note 12. The effect of the disposal of the Hotel Group appears in the income statement as follows:

Proceeds from the disposal of investment              $13,076,990
Costs of investment                                   (12,794,561)
Waiver of accrued interest                             (2,667,773)
Reversal of deferred interest from the Hotel Group        521,202
                                                       ----------
Loss on sales of investment                           $(1,864,142)
                                                       ==========

7.    DUE FROM RELATED COMPANIES

      The Company is conducting business with a related company in which the Company's president and majority shareholder has a direct and indirect ownership interest. The related company manages property rental and sales activities for the Company. As of December 31, 2002, the balance due from the related company amounted to $4,016,398 after allowing $9,171,084 for doubtful debt. See note 3 and 13 for more details.

8.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 2002:

      Leasehold improvements                  $1,464,677
      Equipment                                  135,047
      Less:  Accumulated depreciation           (305,061)
                                              ----------
                                              $1,294,663
                                              ==========

9.    INCOME TAXES

      The Company's income (loss) before income taxes was comprised of the following for the year ended December 31:

                                        2002              2001
                                        ----              ----
      United States                 $   (50,000)      $         -
      PRC                            (8,904,922)        1,187,948
                                    -----------       -----------
                                    $(8,954,922)      $ 1,187,948
                                    ===========       ===========

      Taxes are calculated on a separate entity basis because consolidation is not allowed for tax purposes. There currently is no tax benefit or burden recorded for the United States.

      It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no United States corporate income taxes have been provided in these financial statements.

      Companies with operations in the PRC may be subject to PRC income tax. The statutory rate for the company is 33%. There are no income taxes on capital gains.

      The provision for income taxes differs from the amounts computed at the statutory rates as follows at December 31:

                                              2002              2001
                                              ----              ----
    PRC income taxes at statutory rates   $(2,938,624)      $   392,023
    Reconcilingitems:
        Permanent differences                 383,275          (169,245)
        Temporary differences               2,555,349          (222,778)
                                          -----------       -----------
                                                    -                 -
                                          ===========       ===========


      The company's deferred tax assets at December 31 are:

                                              2002              2001
                                              ----              ----
    TAX ASSETS
        Accounts receivable               $ 3,026,445       $   987,600
        Property, plant & equipment           354,000           261,930
        Inventory                             261,800                 -
        Net Operating loss                    797,859           635,225
        Valuation allowance                (4,440,104)       (1,884,755)
                                          -----------       -----------
                                                    -                 -
                                          ===========       ===========


10.   BANK LOANS

      Balance                                             December 31, 2002

      Loan from China Construction Bank, due
      December 28, 2001, monthly interest only
      payments at 6.44% per annum, secured by
      properties and guaranteed by HAITONG                    $  204,819

      Loan from China Merchant Bank, due
      August 30, 2001, quarterly interest only
      payments at 6.44% per annum, secured by
      properties and guaranteed by HAITONG                     2,289,158

      Loan from China Merchant Bank, due
      August 30, 2001, quarterly interest only
      payments at 6.44% per annum, secured by
      properties and guaranteed by HAITONG                       795,180
                                                               ---------
                                                              $3,289,157

11.   OTHER TAXES PAYABLE

      The Company is required to pay Business Tax (5%) and Land Value Added Tax (1%) on certain real estate sales. The Company is required to pay Business Tax (5%) and Real Estate Tax (12%) on rental income.

      Generally, the taxes have been collected by the management company. Should the management company fail to pay the taxes to the local government taxing authority, the Company would be liable for these taxes. The company has recorded a liability for these taxes in the amount of $3,548,716 as of December 31, 2002.

12.   PAYABLE TO RELATED PARTY

      The Company entered into an agreement with Huayang International Investment, Ltd('HIIL') in 1997. HIIL is 50% owned by Wan Jun Gao and the remaining 50% is owned by Mr. Gao's brother. HIIL made advances totaling $15,287,772 to the Company. The proceeds ($13,076,990) from the sale of the Company's Hotel Group have been applied to this debt. See Note 6.

13.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

      The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

      The real estate and hospitality industries in the PRC are affected by various economic and political factors that are beyond the control of the Company. The ultimate sales of development properties of HAITONG in the opinion of management will exceed the costs incurred plus the costs to complete the development.

      The Company maintains receivables from a related company and depends on the collection of these receivable for financing its operations. See note 6 for more details.

14.   RENTAL INCOME

      The Company receives rental income from leasing retail, office and residential building space under operating leases.

      The Company also leases office space to companies that are related to the majority shareholder and president of HIHI. During the years ended December 31, 2002 and 2001, the Company received $71,030 and $647,451 in rental income from these companies.

      Future minimum rentals, under non-cancelable operating leases to be received over the next five years net of 5% business tax as of December 31, 2002 are as follows:

YEARS ENDING
DECEMBER 31,        AMOUNT

2003          $445,000
2004            48,000
2005             4,000
2006                 -
THEREAFTER           -

15.   EXTRAORDINARY ITEM

      In April 2002, the Company reached agreement with banks to settle loans in the amount of $13,951,807 and accrued interest of $3,402,160. The Company has transferred title to certain office space in full satisfaction of the loans due to banks. As a result of these transactions, the Company recorded a gain of $2,791,537.


        Debt and interest forgiven                     $ 17,353,967
        Business and real estate taxes                     (943,030)
        Basis of Property                               (13,619,400)
                                                       ------------
                                                       $  2,791,537
                                                       ============

16. PRIOR PERIOD ADJUSTMENT

      The accompanying financial statements for the year ended December 31, 2001 has been restated to correct overstatements of income tax expense in 2001 and prior years. The effect of the prior period accounting errors relating to income taxes resulted in the following changes as of December 31, 2002:

                                          As previously            As
                                             Reported            Restated
Balance Sheet:
Deffered tax assets                            544,668                   -
Income taxes payable                         2,773,238                   -
Deffered tax payable                           517,775                   -
Retained Earnings                            3,463,701           6,210,046

Statement of Operations:
Income before income taxes                       4,238           1,212,064
Income taxes                                   939,232                   -
Net loss                                      (959,110)           (543,097)
Loss per share                                   (0.13)              (0.07)

      Retained earnings as of December 31, 2000 has been increased by $2,330,332 for the effects of the restatement on prior years.

17. SUBSEQUENT EVENT

      In September 2002, HIHI reached an agreement with a third party to acquire a 100% interest in Jiahe Medicine Group (Jiahe), a pharmaceutical company organized in the PRC, in exchange for 1,900,000 shares of the Company's common stock. In March, 2003, the Company rescinded the agreement and cancelled the shares. The 1,900,000 shares are not included as outstanding shares at December 31, 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has not had any disagreements with any of its independent accountants concerning accounting and financial disclosure.

      On March 1, 2003, the Company terminated the engagement of Moore Stephens Wurth Frazer and Torbet, LLP as its independent accountants. On March 1, 2003, the Company engaged Thomas Leger, LLP as its new independent accountants for the 2002 fiscal year. Details with respect to these matters were "previously reported" within the meaning of Rule 12b-2 in the Company's reports on Form 8-K, as amended, filed with the Commission on March 21, 2003.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following table sets forth our directors and executive officers, appointed to serve until their removal or resignation.

        NAME                    AGE   POSITION
        ----                    ---   --------
        Mr. Gao WanJun          49    Chairman, President and Chief
                                          Executive Officer
        Ms. Wang YuFei          34    Secretary, Chief Financial Officer
                                          and Director
        Mr. Wang Shaohua        45    Director of the Company and Deputy
                                          General Manager of Haitong
        Mr. Yu Yingtian         38    Director of the Company and Principal
                                          Accounting Manager of Haitong
        Mr. Yin Liangpei        60    Director (independent)
        Ms. Wang Yunfen         60    Director (independent)

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

      Ms. Wang Yufei: Ms. Wang joined us in December 1995 and has been serving as Secretary and Director of the Company. She became our Chief Financial Officer in 2001. Prior to working for the Company, Ms. Wang was Secretary of Huayang Industry and Commerce (Shenyang) Group, an international group of real estate companies with operations in China, Hong Kong and the United Sates. Ms. Wang graduated from Liaoning University, Shenyang, China.

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

      Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3(e) of the Exchange Act during its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except as follows:

      None of our officers, directors and ten percent shareholders filed a Form 3 as required when the Company completed the reverse merger in 1996. This is an administrative oversight and the Company has requested that all officers, directors and ten percent shareholders file a Form 3 within 10 days of filing this annual report.

Item 10. Executive Compensation

      Currently, none of the officers or directors are being remunerated for their services for us.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth as of April 2, 2003 certain information regarding the ownership of our voting securities by each stockholder known to our management to be 1) the beneficial owner of more than 5% of our outstanding Common Stock, 2) each of our directors and nominees, and 3) all named executive officers and directors as a group. Except as otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)            COMMON STOCK
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

(1) Except as otherwise noted, the address of each beneficial owner is Shenyang Haitong House Properties Development, Ltd., No.386 Qingnian Street, Heping District, Shenyang, China 110004.

(2) Includes 6,000,000 shares held by the Huayang International Trust, of which Mr. Gao WanJun is the trustee. Mr. Gao WanJun, his wife and their children are the beneficiaries of the trust.

Item 12. Certain Relationships and Related Transactions

      HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company purchases building materials for various projects. In addition, the company has been handling property rental and sales activities for Haitong. As of December 31, 2002, the balance due from the related company amounted to $4,016,398 after an allowance of $9,171,084 for doubtful accounts.

      On October 28, 1997, the Company entered into an agreement ("Supply Agreement") with Huayang International Investment, Ltd. ("HIIL") to advance funds in the form of purchased materials. HIIL, which entered into this agreement to support our operations, is 50% owned by Mr. Gao WanJun and 50% owned by his brother. HIIL made advances totaling $ 15,287,772 to the Company. The agreement states that HIHI can postpone principal payments for three years starting from the initial shipment without incurring any interest charges. HIHI has the option to pay off the debt in cash or common stock of HIHI. In September 2002, the Company sold all of its 20% equity interest in the Hotel Group to the majority shareholder of the Hotel Group, and agreed to apply the selling price directly as a payment to the debt owed to HIIL. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of the Company's equity interest in the Hotel Group in conjunction with the payment of the debt. The proceeds ($13,076,990) from the sale of the Company's Hotel Group have been applied to this debt.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit
  Number                      Document Description
  ------                      --------------------
   21     List of Subsidiaries of the Registrant
   99.1   Certification by Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2   Certification by Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      During the fourth quarter of the fiscal year ended December 31, 2002, the Company filed the following reports on Form 8-K:

(1) On November 21, 2002, the Company filed Form 8-K regarding Item 5
- Other Events and Regulation FD Disclosure - relating to a notification from Jiahe Medicine Group that Jiahe has received the manufacturing permit for Ezhen Jiaonang, a Chinese medicine primarily used for women's diseases related to menopause.

      On March 21, 2003, the Company also filed an amended Form 8-K regarding Item 4 - Changes in Registrant's Certifying Accountant - relating to the dismissal of Moore Stephens Wurth Frazer and Torber LLP as the Company's independent auditors and the engagement of Thomas Leger & Co, LLP as the Company's independent auditors.

      On April 11, 2003, the Company filed Form 8-K regarding Item 2 - Acquisition or Disposal of Assets - and Item 5 - Other Events and
Regulation FD Disclosure - relating to the rescinding of the acquisition of Jiahe Medicine Group and a related press release.

Item 14. Controls and Procedures

      Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information relating to the Company, including our consolidated subsidiaries, is made known to them particularly during the period when our periodic reports are being prepared. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under the potential future conditions, regardless of how remote.

      Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Huayang International Holdings, Inc.


                                    /s/ Gao WanJun
                                    ------------------------------------
                                    Name: Gao WanJun
                                    Title:  Chairman, President and
                                    Chief Executive Officer

                                    DATE:  April 23, 2003

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                    /s/ Gao WanJun
                                    ------------------------------------
                                    Name: Gao WanJun
                                    Title:  Chairman, President and
                                    Chief Executive Officer
                                    Date: April 23, 2003

                                    /s/ Wang Yufei
                                    ------------------------------------
                                    Name: Wang Yufei
                                    Title:  Secretary, Chief Financial
                                    Officer and Director
                                    Date:  April 23, 2003

                                    /s/ Wang Shaohua
                                    ------------------------------------
                                    Name: Wang Shaohua
                                    Title:  Director
                                    Date:  April 23, 2003

                                    /s/ Yu Yintian
                                    ------------------------------------
                                    Name: Yu Yingtian
                                    Title: Director
                                    Date:  April 23, 2003

                                    /s/ Yin Liangpei
                                    ------------------------------------
                                    Name: Yin Liangpei
                                    Title: Director
                                    Date:  April 23, 2003

                                    /s/ Wang Yunfen
                                    ------------------------------------
                                    Name: Wang Yunfen
                                    Title: Director
                                    Date:  April 23, 2003

EXHIBIT INDEX

 Exhibit
  Number                      Document Description
  ------                      --------------------
   21          List of Subsidiaries of the Registrant
   99.1        Certification by Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2        Certification by Chief Financial Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  Attachment A

                      Form of Certification for Form 10-KSB

                                 CERTIFICATION

I, Gao Wanjun, certify that:


1. I have reviewed this annual report on Form 10-KSB of Huayang
International Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 23, 2003

/s/  Gao Wanjun
_____________________________________
Gao Wanjun
Chief Executive Officer

                                 CERTIFICATION

I, Mary Wang, certify that:

1. I have reviewed this annual report on Form 10-KSB of Huayang
      International Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 23, 2003

/s/  Mary Wang
__________________________
Mary Wang
Chief Financial Officer