Form 10QSB
period 2003-03-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2003-05-13
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2003

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
      (Exact name of small business issuer as specified in its charter)

                Nevada                                 58-1667944
                ------                                 ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

                386 Qingnian Avenue, Shenyang, China 110004
                 (Address of principal executive offices)

              Issuer's telephone number: (86)(24) 2318-0688

The number of shares of common stock, par value $0.02, outstanding on May 10, 2003, was 7,700,807.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Pages
                                                           -----
Consolidated Balance Sheets                                F-3
Consolidated Statements of Operations and
  comprehensive loss                                       F-4
Consolidated Statements of Cash Flows                      F-5
Notes to Consolidated Financial Statements                 F-6 to F-7

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
(UNITED STATES DOLLARS)
                                                            March 31     December 31
                                                              2003          2002
                                                          -----------    -----------
                                                          (Unaudited)     (Audited)
ASSETS
Assets:
  Real estate rental property, net of accumulated
    depreciation of $1,158,503 at March 31, 2003
    and $1,069,896 at December 31, 2002                   $16,562,426    $16,651,031
  Real estate held for development and sale                 3,777,727      3,777,727
  Cash                                                        222,958            110
  Due from related company, less allowance for
    doubtful accounts of $9,171,084                         3,638,013      4,016,398
  Property and equipment, net                               1,291,956      1,294,663
  Other assets                                                 77,549         31,747
                                                          -----------    -----------
  Total assets                                            $25,570,629    $25,771,676
                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                $   468,892    $   593,865
  Bank loans                                                3,289,157      3,289,157
  Due to related companies                                  1,760,769      1,760,769
  Other taxes payable                                       3,565,253      3,548,716
                                                          -----------    -----------
  Total liabilities                                         9,084,071      9,192,507
                                                          -----------    -----------
Minority interest                                             746,870        749,501
                                                          -----------    -----------
Shareholders' equity:
  Common stock, par value $0.02
    per share, authorized 50,000,000 shares;
    issued and outstanding 7,700,807 shares                   154,016        154,016
  Paid-in-capital                                          18,342,291     18,342,291
  Accumulated deficit                                      (2,729,239)    (2,639,259)
  Accumulated other comprehensive income                      (27,380)       (27,380)
                                                          -----------    -----------
  Total shareholders' equity                               15,739,688     15,829,668
                                                          -----------    -----------
  Total liabilities and shareholders' equity              $25,570,629    $25,771,676
                                                          ===========    ===========

      The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
  COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNITED STATES DOLLARS)
                                                                          Restated
                                                             2003           2002
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
Revenues
    Real estate rental income                             $   146,221    $   513,366
                                                          -----------    -----------
    Total revenues                                            146,221        513,366
                                                          -----------    -----------
Costs and expenses
    Real estate operating expenses                             85,342        118,326
    Depreciation expense                                       91,312        208,243
    Interest expense                                           62,178        326,320
                                                          -----------    -----------
    Total costs and expenses                                  238,832        652,889
                                                          -----------    -----------
Loss before income taxes                                      (92,611)      (139,523)

Income taxes                                                        -              -
                                                          -----------    -----------
                                                              (92,611)      (139,523)

Minority interest                                               2,631          9,723
                                                          -----------    -----------
Income (loss) from continuing operations                      (89,980)      (129,800)

Discontinued operations
    Loss from investment in affiliates
      net of interest                                               -       (206,374)
                                                          -----------    -----------
Net loss                                                      (89,980)      (336,174)

Other comprehensive loss
    Foreign currency translation                                    -         (2,564)
                                                          -----------    -----------
Comprehensive loss                                        $   (89,980)   $  (338,738)
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                                       7,700,807      7,500,807

BASIC AND DILUTED LOSS PER SHARE:
    Income (loss) from continuing operations                   $(0.01)        $(0.02)
    Loss from investment in affiliates                           0.00          (0.03)
                                                          -----------    -----------
    Net loss                                                   $(0.01)        $(0.05)
                                                          ===========    ===========

     The accompanying notes are an integral part of this statement.

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNITED STATES DOLLARS)
                                                                          Restated
                                                             2003           2002
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                $   (89,980)   $  (336,174)
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Real estate development costs                                 -       (905,024)
      Depreciation                                             91,312        208,243
      Loss from investment in affiliates                            -        357,420
      Due from related parties                                378,385        440,303
      Decrease (increase) in other assets                     (45,802)        56,427
      Increase in accounts payable and accrued liabilities   (124,973)       383,235
      Increase in deferred interest income                          -         37,761
      Increase in other tax payable                            16,537              -
      Other                                                         -        (46,981)
      Decrease in minority interest                            (2,631)        (9,723)
                                                          -----------    -----------
      Net cash provided by operating activities               222,848        185,487
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                         -       (182,892)
                                                          -----------    -----------
NET (INCREASE) DECREASE IN CASH                               222,848          2,595

Effect of exchange rate changes on cash                             -         (2,564)

CASH, beginning of year                                           110            253
                                                          -----------    -----------
CASH, end of year                                         $   222,958    $       284
                                                          ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                          $120,482         $2,479
                                                          ===========    ===========
      Income taxes paid                                            $-             $-
                                                          ===========    ===========

HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

Note 1 - Reporting entity

The financial statements of Huayang International Holdings, Inc. and Subsidiary (HIHI) reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). HIHI has a 95% ownership interest in HAITONG. HIHI also has a less than majority ownership interest in three other companies, Shenyang Lido Hotel Company Limited, formerly Changyang International Hotel (Shenyang) Co. Ltd. (HOTEL), Shenyang Lido Park Company Limited, formerly Changyuan (Shenyang) Park Ltd. (GARAGE) and Shenyang Lido Business Company Limited, formerly Changhua (Shenyang) Business Co. Ltd. (BUSINESS CENTER), collectively referred to as HOTEL GROUP. The HOTEL GROUP was disposed of in the third quarter of 2002.

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 and notes thereto included in HIHI's Form 10-KSB.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain 2002 amounts have been restated for comparison purposes and for correction of an accounting error. See Note 4 and the notes to HIHI's Form 10-KSB for December 31, 2002.

Note 3 - Segment reporting

The Company currently is engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note 4 - Prior period adjustment

The accompanying financial statements for the quarter ended March 31, 2002 has been restated to correct overstatements of income tax expense. See HIHI's 10-KSB for the year ended December 31, 2002. The effect of the prior period accounting errors relating to income taxes resulted in the following changes as of March 31, 2002:

                                          As previously        As
                                            Reported        Restated

Balance Sheet:
Deferred tax assets                       $   651,030           -
Income taxes payable                      $ 2,892,588           -
Deferred tax payable                      $   818,495           -
Retained earnings                         $ 3,008,177      $ 5,871,308

Statement of Operations:
Rental income                             $   535,218      $   513,366
Income taxes                              $   141,202           -
Net loss                                  $  (455,425)     $  (336,174)

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Huayang International Holdings, Inc. is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) our attempt to enter into the technology sector and whether we can successfully incorporate such business into our operations; (b) our low cash balances which may impede our ability to grow our business and compete against our competitors and other liquidity related risks discussed below under "Liquidity and Capital Resources"; (c) any economic, political, regulatory, legal and social conditions in China that may negatively affect our business; and (d) our dependence upon funding from related companies. Statements made herein are as of the date of the filing of this period report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

FIRST QUARTER OVERVIEW

      During the first quarter of 2003, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion. The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

RESULTS OF OPERATIONS

Revenues

      Revenues for the three months ended March 31, 2003 were $146,221, down 71.5% from $513,366 for the three months ended March 31, 2002. This drop was primarily due to decreasing annual rent per square meter, and the fact that the Company also lost several tenants including a major tenant.

Costs and Expenses

      Total costs and expenses in the first three months of 2003 were $238,832, which was 63.4% lower than $652,889 of total costs and expenses in the first three months of 2002. This decrease was primarily due to significant decreases in depreciation costs and interest expenses, which were a direct result of reduced bank loans.

      In the first quarter of 2003, depreciation expenses dropped 56.2% to $91,312 from $208,243 in the same period of 2002, interest expenses dropped 81.0% to $62,178 from $326,320 in the same period of 2002, and real estate operating expenses dropped 27.9% to $85,342 from $118,326 in the same period of 2002.

Net Loss

      For the first quarter of 2003, net loss from continued operations was $89,980, decreased 30.7% from a loss of $129,800 in the same period of 2002. The Company's net loss for the first quarter of 2003 was $89,980, a decrease of 73.2% as compared to a net loss of $336,174 in the first quarter of 2002 which included a loss of $206,374 from the discontinued Hotel Group operations. Net loss per share, basic and diluted, was $0.01, compared to a net loss per share of $0.05 in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of March 31, 2003, our cash balance was $222,958. Our past operations were supported by related companies which from time to time lend funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

      We do not have any material commitments for capital expenditures for the year ending December 31, 2003.

      Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, real estate industry trends, operating cost fluctuations, and unplanned capital spending.

      As of March 31, 2003, we had total bank debt of $3,289,157. We also owed $1,760,769 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

      All of our bank debt is secured by properties in the Mansion. As of March 31, 2003, our lenders held an aggregate of $3,289,157 of liens against the Mansion as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Mansion, which would have a material adverse effect on us.

      The Company is dependent on the management company to collect revenues and to make payments on a timely basis. The management company currently owes the Company $3,638,013, plus $9,171,084 which has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they come due, it could impair the ability of the Company to continue as a going concern.

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

      The effect of foreign exchange rate fluctuations on the Company for the first quarter ended March 31, 2003 was immaterial.

      The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

      The Company does not hold cash equivalents or marketable securities as of March 31, 2003 and has no plans to do so within the next twelve months.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      We are not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceeding.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit
  Number                      Document Description
  ------                      --------------------
   99.1   Certification by Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2   Certification by Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      During the first quarter of 2003, the Company filed the following reports on Form 8-K:

(1) On March 21, 2003, the Company also filed an amended Form 8-K regarding Item 4 - Changes in Registrant's Certifying Accountant - relating to the dismissal of Moore Stephens Wurth Frazer and Torber LLP as the Company's independent auditors and the engagement of Thomas Leger & Co, LLP as the Company's independent auditors.

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

                                    Date: May 13, 2003

                                    /s/ Wang Yufei
                                    ------------------------------------
                                    Name: Wang Yufei
                                    Title:  Secretary, Chief Financial
                                    Officer and Director

                                    Date:  May 13, 2003

EXHIBIT INDEX

 Exhibit
  Number                      Document Description
  ------                      --------------------
   99.1        Certification by Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2        Certification by Chief Financial Officer pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:  May 13, 2003

/s/ Gao Wanjun
_____________________________________
Gao Wanjun
Chief Executive Officer

I, Mary Wang, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date:  May 13, 2003

/s/ Wang Yufei
__________________________
Wang Yufei
Chief Financial Officer