Form 10QSB
period 2003-06-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2003-08-14
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

|_|     TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                     58-1667944
-----------------------------------        -------------------------------------
  (State or other Jurisdiction of                     (I.R.S. Employer
          Incorporation)                             Identification No.)


                  386 Qingnian Avenue, Shenyang, China 110004
                    (Address of principal executive offices)

                  Issuer's telephone number: (86)(24) 2318-0688

The number of shares of common stock, par value $0.02, outstanding on June 30, 2003, was 7,700,807.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets                                         1

        Consolidated Statements of Operations and Comprehensive loss        2

        Consolidated Statements of Cash Flows                               3

        Notes to Consolidated Financial Statements                        4-5

Item 2. Management's Discussion and Analysis or Plan of Operation        6-10

Item 3. Controls and Procedures                                            10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  11

Item 2. Changes in Securities                                              11

Item 3. Defaults Upon Senior Securities                                    11

Item 4. Submission of Matters to a Vote of Security Holders                11

Item 5. Other Information                                                  11

Item 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                 12

EXHIBITS                                                                17-18

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)

                                                     June 30,     December 31,
                                                       2003           2002
                                                   (Unaudited)     (Audited)
                                                   ------------  --------------
ASSETS
Assets:
 Real estate rental property, net of accumulated
  depreciation of $1,247,106 at June 30, 2003 and
  1,069,896 at December 31, 2002                   $16,473,823   $  16,651,031
 Real estate held for development and sale           3,777,727       3,777,727
 Cash                                                  120,614             110
 Due from related company, net of allowance for
  doubtful accounts of 9,171,084                     3,706,122       4,016,398
 Property and equipment, net                         1,281,103       1,294,663
 Other assets                                          154,352          31,747
                                                   ------------  --------------

 Total assets                                      $25,513,741   $  25,771,676
                                                   ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued liabilities          $   669,741   $     593,865
 Bank loans                                          3,289,157       3,289,157
 Due to related companies                            1,760,769       1,760,769
 Other taxes payable                                 3,458,064       3,548,716
                                                   ------------  --------------

 Total liabilities                                   9,177,731       9,192,507
                                                   ------------  --------------

Minority interest                                      741,343         749,501
                                                   ------------  --------------

Shareholders' equity:
 Common stock, par value $0.02 per share,
  authorized 50,000,000 shares; issued and
  outstanding 7,700,807 shares                         154,016         154,016
 Paid-in capital                                    18,342,291      18,342,291
 Accumulated deficit                                (2,874,260)     (2,639,259)
 Accumulated other comprehensive loss                  (27,380)        (27,380)
                                                   ------------  --------------

 Total shareholders' equity                         15,594,667      15,829,668
                                                   ------------  --------------

 Total liabilities and shareholders' equity        $25,513,741   $  25,771,676
                                                   ============  ==============

         The accompanying notes are an integral part of this statement.

                     HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                 COMPREHENSIVE LOSS (UNAUDITED)
                FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    (UNITED STATES DOLLARS)

                                            Three months ended June 30,     Six months ended June 30,
                                                2003         2002              2003         2002
                                                           Restated                       Restated
                                             -----------  -----------       -----------  -----------
Revenues
  Real estate sales                          $        -   $  396,382        $        -   $  396,382
  Real estate rental income                     144,877      539,421           291,098    1,074,639
                                             -----------  -----------       -----------  -----------

  Total revenues                                144,877      935,803           291,098    1,471,021
                                             -----------  -----------       -----------  -----------
Costs and expenses
  Cost of real estate sold                            -      308,670                 -      308,670
  Real estate operating expenses                129,023       49,631           214,365      167,957
  Depreciation expense                          102,132      148,038           193,444      356,281
  Interest expense                               63,547      240,372           125,725      566,691
  Other operating expenses                          723            -               723            -
                                             -----------  -----------       -----------  -----------

  Total costs and expenses                      295,425      746,711           534,257    1,399,599
                                             -----------  -----------       -----------  -----------

Income (Loss) before income taxes              (150,548)     189,092          (243,159)      71,422
Income taxes                                          -            -                 -            -
                                             -----------  -----------       -----------  -----------

Income (Loss) before minority interest         (150,548)     189,092          (243,159)      71,422
Minority interest                                 5,527      (18,619)            8,158       (8,896)
                                             -----------  -----------       -----------  -----------

Income (Loss) from continuing operations       (145,021)     170,473          (235,001)      62,526
Discontinued operations:
  Loss from investment in affiliates, net
    of interest income                                -     (313,312)                -     (519,686)
                                             -----------  -----------       -----------  -----------

Loss before extraordinary item                 (145,021)    (142,839)         (235,001)    (457,160)
Extraordinary item - gain on debt
  extinguishments, net of income tax effect           -      415,483                 -      415,483
                                             -----------  -----------       -----------  -----------

Net income (loss)                              (145,021)     272,644          (235,001)     (41,677)
Other comprehensive income (loss)
  Foreign currency translation                        -       (1,949)                -        1,949
                                             -----------  -----------       -----------  -----------

Comprehensive income (loss)                  $ (145,021)  $  270,695        $ (235,001)  $  (39,728)
                                             ===========  ===========       ===========  ===========
Weighted average shares outstanding:
  Basic and diluted                           7,700,807    7,500,807         7,700,807    7,500,807
                                             ===========  ===========       ===========  ===========
Basic and diluted income (loss) per share:
  Income (loss) from continuing operations   $    (0.02)  $     0.02        $    (0.03)  $     0.01
  Discontinued operations                             -        (0.04)                -        (0.07)
  Extraordinary item                                  -         0.06                 -         0.05
                                             -----------  -----------       -----------  -----------

  Net income (loss)                          $    (0.02)  $     0.04        $    (0.03)  $    (0.01)
                                             ===========  ===========       ===========  ===========

         The accompanying notes are an integral part of this statement.

                 HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                (UNITED STATES DOLLARS)

                                                                             Restated
                                                                  2003         2002
                                                               ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                       $(235,001)  $   (41,677)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gain on sales of real estate                                         -       (87,712)
  Net cash proceeds from sales of real estate                          -       396,382
  Real estate development costs                                        -      (962,648)
  Depreciation                                                   193,444       356,281
  Loss from investment in affiliates                                   -       821,778
  Net gain on debt extinguishments                                     -      (415,483)
  Decrease in investment in affiliates due to foreign currency
    translation effect                                                 -           647
  Other comprehensive loss on foreign currency translation             -        (1,949)
  Minority interest expense (income)                              (8,158)        8,896
Changes in operating assets and liabilities:
  Decrease in due from related parties                           310,276             -
  Increase in other assets                                      (122,605)       (9,473)
  Increase in accounts payable and accrued liabilities            75,876       921,194
  Increase in deferred interest income                                 -        75,522
  Decrease in other tax payable                                  (90,652)            -
                                                               ----------  ------------

  Net cash provided by operating activities                      123,180     1,061,758
                                                               ----------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                                           (2,676)      (29,793)
                                                               ----------  ------------

  Net cash used by investing activities                           (2,676)      (29,793)
                                                               ----------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Change in bank loan due to foreign currency translation              -          (834)
  Repayments to related companies                                      -    (1,030,961)
                                                               ----------  ------------

  Net cash used by financing activities                                -    (1,031,795)
                                                               ----------  ------------

NET INCREASE IN CASH                                             120,504           170

CASH, BEGINNING OF PERIOD                                            110           253
                                                               ----------  ------------

CASH, END OF PERIOD                                            $ 120,614   $       423
                                                               ==========  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                $ 125,725   $         -
                                                               ==========  ============
  Income taxes paid                                            $       -   $         -
                                                               ==========  ============

         The accompanying notes are an integral part of this statement.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Reporting entity

     The financial statements of Huayang International Holdings, Inc. and Subsidiary (HIHI) (the "Company") reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). HIHI has a 95% ownership interest in HAITONG. HIHI also has a less than majority ownership interest in three other companies, Shenyang Lido Hotel Company Limited, formerly Changyang International Hotel (Shenyang) Co. Ltd. (HOTEL), Shenyang Lido Park Company Limited, formerly Changyuan (Shenyang) Park Ltd. (GARAGE) and Shenyang Lido Business Company Limited, formerly Changhua (Shenyang) Business Co. Ltd. (BUSINESS CENTER), collectively referred to as HOTEL GROUP. The HOTEL GROUP was disposed of in the third quarter of 2002.

     HIHI is incorporated under the laws of the State of Nevada in the United States. HAITONG, HOTEL, GARAGE and BUSINESS CENTER are incorporated under the laws of the People's Republic of China (PRC).

2.   Condensed financial statements and footnotes

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

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

     Certain 2002 amounts have been restated for comparison purposes and for correction of an accounting error. See Note 4 and the notes to HIHI's Form 10-KSB for December 31, 2002.

3.   Segment reporting

     The Company is currently engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

4.   Prior period adjustment

     The accompanying financial statements for the three months and six months ended June 30, 2002 have been restated to correct overstatements of income tax expense. See HIHI's 10-KSB for the year ended December 31, 2002. The effect of the prior period accounting errors relating to income taxes resulted in the following changes as of June 30, 2002 and for the three months and six months then ended:

                                         As previously
                                           reported       As restated
Balance Sheet:
  Deferred tax assets                   $      705,502   $          -
  Other taxes payable                   $    3,117,376   $    717,192
  Deferred tax payable                  $      878,922   $          -
  Retained earnings                     $    3,186,670   $  6,143,952

Statement of Operations for the Three
  Months ended June 30, 2002:
  Income taxes                          $      (94,153)  $          -
  Net income                            $      178,491   $    272,644
Statement of Operations for the Six
  Months ended June 30, 2002:
  Income taxes                          $     (235,354)  $          -
  Net loss                              $     (277,031)  $    (41,677)


5.   Going concern

     The Company is dependent on the management company to collect revenues and to make payments on a timely basis. As of June 30, 2003, the management company currently owed the Company $12,877,206, against which $9,171,084 has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they fall due, it could impair the ability of the Company to continue as a going concern. Management of the Company believe that sufficient funding will be available to meet operating needs of the Company.

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

SECOND QUARTER OVERVIEW

     During the second quarter of 2003, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion ("Mansion"). The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

RESULTS OF OPERATIONS - Three months ended June 30, 2003

Revenues

     Revenues for the three months ended June 30, 2003 were $144,877, down 84.5% from $935,803 for the three months ended June 30, 2002. During the three months ended June 30, 2003, the Company had no real estate sales, as compared to $396,382 of real estate sales for the three months ended June 30, 2002. In addition, real estate rental income decreased by 73.1% from $539,421 for the three months ended June 30, 2002 to $144,877 for the three months ended June 30, 2003. This drop was primarily due to decreasing annual rent per square meter, and the fact that the Company sold part of its real estate during the three months ended June 30, 2002, which resulted in a decrease in the total area of real estate available for leasing in 2003.

Costs and Expenses

     Total costs and expenses in the three months ended June 30, 2003 were $295,425, which was 60.4% lower than $746,711 of total costs and expenses in the three months ended June 30, 2002. One of the reasons for this decrease was that no real estate was sold in the three months ended June 30, 2003 and therefore no cost was incurred thereon, as compared to $308,670 for the three months ended
June  30,  2002.

     For the three months ended June 30, 2003, depreciation expenses dropped by 31.0% to $102,132 from $148,038 for the same period of 2002 because part of the real estate were disposed of in 2002. In addition, interest expenses dropped by 73.6% to $63,547 for the three months ended June 30, 2003 from $240,372 for the same period of 2002, which was a direct result of reduced bank loans. On the other hand, real estate operating expenses increased by 160.0% to $129,023 from $49,631 in the same period of 2002 because the Company refurbished the lobby of its real estate in 2003, which caused an increase in repair expenses.

Net Loss

     For the three months ended June 30, 2003, net loss from continuing operations was $145,021, as compared to the net income from continuing operations of $170,473 for the three months ended June 30, 2002. This is primarily due to the significant decreases in real estate rental income as discussed above.

     The Company's net loss for the three months ended June 30, 2003 was $145,021, as compared to the net income of $272,644 for the three months ended June 30, 2002, which included an extraordinary item of $415,483 from the gain on debt extinguishments and a loss of $313,312 from the discontinued Hotel Group operations. Net loss per share, basic and diluted, was $0.02 for the three months ended June 30, 2003, as compared to a net income per share of $0.04 for the same period in 2002.

RESULTS OF OPERATIONS - Six months ended June 30, 2003

Revenues

     Revenues for the six months ended June 30, 2003 were $291,098, down 80.2% from $1,471,021 for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company had no real estate sales, as compared to $396,382 of real estate sales for the six months ended June 30, 2002. In addition, real estate rental income decreased by 72.9% from $1,074,639 for the six months ended June 30, 2002 to $291,098 for the six months ended June 30, 2003. This drop was primarily due to decreasing annual rent per square meter, and the fact that the Company sold part of its real estate during the six months ended June 30, 2002, which resulted in a decrease in the total area of real estate available for leasing in 2003.

Costs and Expenses

     Total costs and expenses for the six months ended June 30, 2003 were $534,257, which was 61.8% lower than $1,399,599 of total costs and expenses for the six months ended June 30, 2002. One of the reasons for this decrease was that no real estate was sold in the six months ended June 30, 2003 and therefore no cost was incurred thereon, as compared to $308,670 for the three months ended June 30, 2002.

     For the six months ended June 30, 2003, depreciation expenses dropped by 45.7% to $193,444 from $356,281 for the same period of 2002 because part of the real estate were disposed of in 2002. In addition, interest expenses dropped by 77.8% to $125,725 for the six months ended June 30, 2003 from $566,691 for the same period of 2002, which was a direct result of reduced bank loans. On the other hand, real estate operating expenses increased by 27.6% to $214,365 from $167,957 in the same period of 2002 because the Company refurbished the lobby of its real estate in 2003, which caused an increase in repair expenses.

Net Loss

     For the six months ended June 30, 2003, net loss from continuing operations was $235,001, as compared to the net income from continuing operations of $62,526 for the six months ended June 30, 2002. This is primarily due to the significant decreases in real estate rental income as discussed above.

     The Company's net loss for the six months ended June 30, 2003 was $235,001, as compared to the net loss of $41,677 for the six months ended June 30, 2002, which included an extraordinary item of $415,483 from the gain on debt extinguishments and a loss of $519,686 from the discontinued Hotel Group operations. Net loss per share, basic and diluted, was $0.03 for the six months ended June 30, 2003, as compared to a net loss per share of $0.01 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of June 30, 2003, our cash balance was $120,614. Our past operations were supported by related companies which from time to time lent funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

     We do not have any material commitments for capital expenditures as of June 30, 2003.

     Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, real estate industry trends, operating cost fluctuations, and unplanned capital spending.

     As of June 30, 2003, we had total bank debt of $3,289,157. We also owed $1,760,769 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

     All of our bank debt is secured by properties in the Mansion. As of June 30, 2003, our lenders held an aggregate of $3,289,157 of liens against the Mansion as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Mansion, which would have a material adverse effect on us.

     The Company is dependent on the management company to collect revenues and to make payments on a timely basis. As of June 30, 2003, the management company currently owed the Company $3,706,122, plus $9,171,084 against which an allowance for doubtful accounts has been fully provided. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they come due, it could impair the ability of the Company to continue as a going concern.

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

     The effect of foreign exchange rate fluctuations on the Company for the second quarter ended June 30, 2003 was immaterial.

     The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

     The Company does not hold cash equivalents or marketable securities as of June 30, 2003 and has no plans to do so within the next twelve months.


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

None.

                    Item 3.  Defaults Upon Senior Securities

None.

           Item 4. Submission of Matters to a Vote of Security Holders

None.

                            Item 5. Other information

None.

                    Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number                    Document Description
-------                   --------------------

31.1 Chief Executive Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

31.2 Chief Financial Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

32.1 Chief Executive Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

32.2 Chief Financial Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

(b)  Reports on Form 8-K

     During the six months ended June 30, 2003, the Company filed the following reports on Form 8-K:

(1)  On  March  6,  2003,  the Company also filed a report on Form 8-K regarding
Item 4 - Changes in Registrant's Certifying Accountant relating to the dismissal of Moore Stephens Wurth Frazer and Torber LLP as the Company's independent auditors and the engagement of Thomas Leger & Co, LLP as the Company's independent auditors.

(2) On March 21, 2003, the Company also filed a report on amended Form 8-K/A regarding Item 4 - Changes in Registrant's Certifying Accountant relating to the dismissal of Moore Stephens Wurth Frazer and Torber LLP as the Company's independent auditors and the engagement of Thomas Leger & Co, LLP as the Company's independent auditors.

(3) On April 11, 2003, the Company filed a report on Form 8-K regarding Item 2 -Acquisition or Disposal of Assets - and Item 5 - Other Events and Regulation FD Disclosure relating to the rescinding of the acquisition of Jiahe Medicine Group and a related press release.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Huayang International Holdings, Inc.


                                            /s/ Gao Wanjun
                                            ----------------------------------
                                            Name: Gao Wanjun
                                            Title:  Chairman, President and
                                            Chief Executive Officer

                                            Date: August 13, 2003


                                            /s/ Wang Yufei
                                            ----------------------------------
                                            Name: Wang Yufei
                                            Title:  Secretary, Chief Financial
                                            Officer and Director

                                            Date: August 13, 2003


                                  EXHIBIT INDEX

Exhibit
Number                    Document Description
-------                   --------------------

31.1 Chief Executive Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

31.2 Chief Financial Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

32.1 Chief Executive Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.

32.2 Chief Financial Officer pursuant - Section 906 Certification pursuant to the Sarbanes-Oxley Act.