Form 10QSB
period 2003-09-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2003-11-24
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ____________  to  ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                     58-1667944
-----------------------------------         ------------------------------------
  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
          Incorporation)


                   386 Qingnian Avenue, Shenyang, China 110004
                    (Address of principal executive offices)

                  Issuer's telephone number: (86)(24) 2318-0688

The number of shares of common stock, par value $0.02, outstanding on September 30, 2003, was 7,700,807.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes |_| No |X|

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                   FORM 10-QSB

                                      INDEX



                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                      1

         Consolidated Statements of Operations and Comprehensive loss   2-3

         Consolidated Statements of Cash Flows                            4

         Notes to Consolidated Financial Statements                     5-6

Item 2.  Management's Discussion and Analysis or Plan of Operation     7-11

Item 3.  Controls and Procedures                                         11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Defaults Upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               13

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                              (UNITED STATES DOLLARS)



                                                    September 30,    December 31,
                                                        2003             2002
                                                     (Unaudited)      (Audited)
                                                   ---------------  --------------
ASSETS
Assets:
  Real estate rental property, net of accumulated
    depreciation of $1,335,712 at September 30,
    2003 and $1,069,896 at December 31, 2002       $   16,385,217   $  16,651,031
  Real estate held for development and sale             3,777,727       3,777,727
  Cash                                                    153,300             110
  Due from related company, net of allowance for        3,642,805       4,016,398
    doubtful accounts of 9,964,435
  Property and equipment, net                           1,269,775       1,294,663
  Other assets                                            188,016          31,747
                                                   ---------------  --------------

  Total assets                                     $   25,416,840   $  25,771,676
                                                   ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities         $      723,374   $     593,865
  Bank loans                                            3,289,157       3,289,157
  Due to related companies                              1,760,769       1,760,769
  Other taxes payable                                   3,458,228       3,548,716
                                                   ---------------  --------------

  Total liabilities                                     9,231,528       9,192,507
                                                   ---------------  --------------

Minority interest                                         735,807         749,501
                                                   ---------------  --------------

Shareholders' equity:
  Common stock, par value $0.02 per share,
    authorized 50,000,000 shares; issued and
    outstanding 7,700,807 shares                          154,016         154,016
  Paid-in capital                                      18,342,291      18,342,291
  Accumulated deficit                                  (3,019,422)     (2,639,259)
  Accumulated other comprehensive loss                    (27,380)        (27,380)
                                                   ---------------  --------------

  Total shareholders' equity                           15,449,505      15,829,668
                                                   ---------------  --------------

  Total liabilities and shareholders' equity       $   25,416,840   $  25,771,676
                                                   ===============  ==============


         The accompanying notes are an integral part of this statement.

                       HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                  COMPREHENSIVE LOSS (UNAUDITED)
              FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                      (UNITED STATES DOLLARS)

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                                 2003          2002         2003          2002
                                                             Restated                   Restated
                                              -----------  ------------  -----------  ------------
Revenues
  Real estate sales                           $        -   $   242,955   $        -   $   643,828
  Real estate rental income                      115,649       431,586      406,747     1,119,361
                                              -----------  ------------  -----------  ------------

  Total revenues                                 115,649       674,541      406,747     1,763,189
                                              -----------  ------------  -----------  ------------

Costs and expenses
  Cost of real estate sold                             -       189,131            -       360,690
  Real estate operating expenses                 102,385        32,875      316,750       388,652
  Depreciation expense                            99,933       112,952      293,377       469,233
  Interest expense                                63,547        98,654      189,272       363,250
  Other operating expenses                           482        50,000        1,205        50,000
                                              -----------  ------------  -----------  ------------

  Total costs and expenses                       266,347       483,612      800,604     1,631,825
                                              -----------  ------------  -----------  ------------

Income (Loss) before income taxes               (150,698)      190,929     (393,857)      131,364
Income taxes                                           -             -            -             -
                                              -----------  ------------  -----------  ------------

Income (Loss) before minority interest          (150,698)      190,929     (393,857)      131,364
Minority interest                                  5,535       (63,748)      13,693       (72,644)
                                              -----------  ------------  -----------  ------------

Income (Loss) from continuing operations        (145,163)      127,181     (380,164)       58,720
Discontinued operations:
  Loss from investment in affiliates                   -      (302,092)           -      (821,778)
  Loss on sales of investment                          -    (1,864,142)           -    (1,864,142)
                                              -----------  ------------  -----------  ------------

Loss before extraordinary item                  (145,163)   (2,039,053)    (380,164)   (2,627,200)
Extraordinary item                                     -     2,376,054            -     2,791,537
                                              -----------  ------------  -----------  ------------

Net income (loss)                               (145,163)      337,001     (380,164)      164,337
Other comprehensive income (loss)
  Foreign currency translation                         -           732            -         2,681
                                              -----------  ------------  -----------  ------------

Comprehensive income (loss)                   $ (145,163)  $   337,733   $ (380,164)  $   167,018
                                              ===========  ============  ===========  ============

Weighted average shares outstanding:
  Basic and diluted                            7,700,807     7,500,807    7,700,807     7,500,807
                                              ===========  ============  ===========  ============

Basic and diluted income (loss) per share:
  Income (loss) from continuing operations    $    (0.02)  $      0.02   $    (0.05)  $      0.01
  Discontinued operations                              -         (0.29)           -         (0.36)
  Extraordinary item                                   -          0.32            -          0.37
                                              -----------  ------------  -----------  ------------

  Net income (loss)                           $    (0.02)  $      0.04   $    (0.05)  $      0.02
                                              ===========  ============  ===========  ============


         The accompanying notes are an integral part of this statement.

                 HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                (UNITED STATES DOLLARS)


                                                                            Restated
                                                                 2003         2002
                                                              ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                             $(380,164)  $   164,337
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gain on sales of real estate                                        -      (141,535)
  Depreciation                                                  293,378       469,233
  Loss from sale of investment in affiliates                          -     1,864,142
  Extraordinary gain                                                  -    (2,791,537)
  Stock issued for legal services rendered                            -        50,000
  Minority interest expense (income)                            (13,693)       72,644
  Other                                                               -       315,104
Changes in operating assets and liabilities:
  Increase in other assets                                     (156,269)            -
  Increase in accounts payable and accrued liabilities          129,509             -
  Decrease in other tax payable                                 (90,488)            -
                                                              ----------  ------------

  Net cash provided (used) by operating activities             (217,727)        2,388
                                                              ----------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                                          (2,676)            -
                                                              ----------  ------------

  Net cash used by investing activities                          (2,676)            -
                                                              ----------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Decrease in receivable from related parties                   373,593             -
                                                              ----------  ------------

  Net cash provided by financing activities                     373,593             -
                                                              ----------  ------------

NET INCREASE IN CASH                                            153,190         2,388

CASH, BEGINNING OF PERIOD                                           110           253
                                                              ----------  ------------

CASH, END OF PERIOD                                           $ 153,300   $     2,641
                                                              ==========  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                               $ 125,725   $         -
                                                              ==========  ============
  Income taxes paid                                           $       -   $         -
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

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

4.   Prior period adjustment

     The accompanying financial statements for the three months and nine months ended September 30, 2002 have been restated to correct overstatements of income tax expense. See HIHI's 10-KSB for the year ended December 31, 2002. The effect of the prior period accounting errors relating to income taxes resulted in the following changes as of September 30, 2002 and for the three months and nine months then ended:

                                             As previously
                                               reported       As restated
     Balance Sheet:
       Deferred tax assets                  $      742,756   $          -
       Income taxes payable                 $    3,676,123   $          -
       Deferred tax payable                 $      242,530   $          -
       Retained earnings                    $    2,748,486   $  6,374,383

     Statement of Operations for the Three
       Months ended September 30, 2002:
       Income taxes                         $     (661,613)  $          -
       Net income (loss)                    $     (438,186)  $    337,001
     Statement of Operations for the Nine
       Months ended September 30, 2002:
       Income taxes                         $     (426,259)  $          -
       Net income (loss)                    $     (715,215)  $    164,337


5.   Going concern

     The Company is dependent on the management company to collect revenues and to make payments on a timely basis. As of September 30, 2003, the management company currently owed the Company $13,607,240, against which $9,964,435 has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they fall due, it could impair the ability of the Company to continue as a going concern. Management of the Company believe that sufficient funding will be available to meet operating needs of the Company.

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

THIRD  QUARTER  OVERVIEW

     During the third quarter of 2003, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion ("Mansion"). The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

RESULTS  OF  OPERATIONS  -  Three  months  ended  September  30,  2003

Revenues

     Revenues for the three months ended September 30, 2003 were $115,649, down 82.9% from $674,541 for the three months ended September 30, 2002. During the three months ended September 30, 2003, the Company had no real estate sales, as compared to $242,955 of real estate sales for the three months ended September 30, 2002. In addition, real estate rental income decreased by 73.2% from $431,586 for the three months ended September 30, 2002 to $115,649 for the three months ended September 30, 2003. This drop was primarily due to decreasing annual rent per square meter, and the fact that the Company sold part of its real estate during the three months ended September 30, 2002, which resulted in a decrease in the total area of real estate available for leasing in 2003.

Costs  and  Expenses

     Total costs and expenses in the three months ended September 30, 2003 were $266,347, which was 45% lower than $483,612 of total costs and expenses in the three months ended September 30, 2002. The decrease is primarily due to no real estate was sold in the three months ended September 30, 2003 and therefore no cost was incurred thereon, as compared to $189,131 for the three months ended September 30, 2002.

     For the three months ended September 30, 2003, depreciation expenses dropped by 11.5% to $99,933 from $112,952 for the same period in 2002 because part of the real estate were disposed of in 2002. In addition, interest expenses dropped by 35.6% to $63,547 for the three months ended September 30, 2003 from $98,654 for the same period in 2002, which was a direct result of reduced bank loans. On the other hand, real estate operating expenses increased by 211.4% to $102,385 from $32,875 in the same period in 2002 because the Company refurbished the lobby of its real estate in 2003, which caused an increase in repair expenses.

Net  Loss

     For the three months ended September 30, 2003, net loss from continuing operations was $145,163, as compared to income of $127,181 for the three months ended September 30, 2002. This is the combined effect of the significant decrease in real estate rental income in 2003 and there was no sale of real estate during 2003.

     The Company's net loss for the three months ended September 30, 2003 was $145,163, as compared to the net income of $337,001 for the three months ended September 30, 2002, which included an extraordinary item of $2,376,054 from the gain on debt extinguishments and a loss of $2,166,234 from the discontinued Hotel Group operations.

RESULTS  OF  OPERATIONS  -  Nine  months  ended  September  30,  2003

Revenues

     Revenues for the nine months ended September 30, 2003 were $406,747, down 77% from $1,763,189 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company had no real estate sales, as compared to $643,828 of real estate sales for the nine months ended September 30, 2002. In addition, real estate rental income decreased by 64% from $1,119,361 for the nine months ended September 30, 2002 to $406,747 for the nine months ended September 30, 2003. This drop was primarily due to decreasing annual rent per square meter, and the fact that the Company sold part of its real estate during the nine months ended September 30, 2002, which resulted in a decrease in the total area of real estate available for leasing in 2003.

Costs  and  Expenses

     Total costs and expenses for the nine months ended September 30, 2003 were $800,604, which was 51% lower than $1,631,825 of total costs and expenses for the nine months ended September 30, 2002. One of the reasons for this decrease was no real estate was sold in the nine months ended September 30, 2003 and therefore no cost was incurred thereon, as compared to $360,690 for the nine months ended September 30, 2002.

     For the nine months ended September 30, 2003, depreciation expenses dropped by 37.5% to $293,377 from $469,233 for the same period in 2002 because part of the real estate were disposed of in 2002. In addition, interest expenses dropped by 48% to $189,272 for the nine months ended September 30, 2003 from $363,250 for the same period in 2002, which was a direct result of reduced bank loans. On the other hand, real estate operating expenses decreased by 18.5% to $316,750 from $388,652.

Net  Loss

     For the nine months ended September 30, 2003, net loss from continuing operations was $380,164, as compared to income of $58,720 for the nine months ended September 30, 2002. This is primarily due to the significant decreases in real estate rental income as discussed above and no sales of real estate during 2003.

     The Company's net loss for the nine months ended September 30, 2003 was $380,164, as compared to the net income of $164,337 for the nine months ended September 30, 2002, which included an extraordinary item of $2,791,537 from the gain on debt extinguishments and a loss of $2,685,920 from the discontinued Hotel Group operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of September 30, 2003, our cash balance was $153,300. Our past operations were supported by related companies, which from time to time lent funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

     We do not have any material commitments for capital expenditures as of September 30, 2003.

     Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, real estate industry trends, operating cost fluctuations, and unplanned capital spending.

     As of September 30, 2003, we had total bank debt of $3,289,157. We also owed $1,760,769 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

     All of our bank debt is secured by properties in the Mansion. As of September 30, 2003, our lenders held an aggregate of $3,289,157 of liens against the Mansion as security for bank loans of the same amount. If we are unable to meet the terms of our bank loans, resulting in default under such bank loans, the lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and foreclose on the Mansion, which would have a material adverse effect on us.

     The Company is dependent on the management company to collect revenues and to make payments on a timely basis. As of September 30, 2003, the management company currently owed the Company $3,642,805, plus $9,964,435 against which an allowance for doubtful accounts has been fully provided. The management company is a related party and is controlled by the majority shareholder of the Company. Should the management company continue to fail to pay obligations as they come due, it could impair the ability of the Company to continue as a going concern.

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

     The effect of foreign exchange rate fluctuations on the Company for the third quarter ended September 30, 2003 was immaterial.

     The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

     The Company does not hold cash equivalents or marketable securities as of September 30, 2003 and has no plans to do so within the next twelve months.


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

           Item 4. Submission of Matters to a Vote of Security Holders

None.

                            Item 5. Other information
None.

                    Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits


Exhibit
number    Document Description

31        Certification  of  the  Chief  Executive  Officer  and Chief Financial
          Officer  pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002

32        Certifications  of the Chief Executive Officer and the Chief Financial
          Officer  pursuant  to  18  U.S.C.  Section 1350 as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002


(b)     Reports  on  Form  8-K

     During the nine months ended September 30, 2003, the Company filed the following reports on Form 8-K:

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

                                        Huayang  International  Holdings,  Inc.




                                        ------------------------------------
                                        Name:  Gao  WanJun
                                        Title:  Chairman,  President  and
                                        Chief  Executive  Officer

                                        Date:  November  14,  2003



                                        ------------------------------------
                                        Name:  Wang  Yufei
                                        Title:  Secretary,  Chief  Financial
                                        Officer  and  Director

                                        Date:  November  14,  2003


                                  EXHIBIT INDEX


Exhibit
number    Document Description

31        Certification  of  the  Chief  Executive  Officer  and Chief Financial
          Officer  pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002

32        Certifications  of the Chief Executive Officer and the Chief Financial
          Officer  pursuant  to  18  U.S.C.  Section 1350 as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002