Form 10KSB
period 2003-12-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2004-05-17
CIK 1110569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to  ____________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                 Nevada                                58-1667944
 ----------------------------------------  ------------------------------------
     (State or other Jurisdiction of       (I.R.S. Employer Identification No.)
             Incorporation)

   386 Qingnian Avenue, Shenyang, China                  110004
 (Address of principal executive offices)              (Zip Code)

                 Issuer's telephone number: (86) (24) 2318-0688

         Securities registered under Section 12(b) of the Exchange Act:


     Title of each class          Name of each exchange on which registered

            NONE                                  NONE
           ------                                ------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.02
                        ---------------------------------
                                (Title of Class)

Checked whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

If the answer is no, identify report(s):
     Form 10-KSB

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year, ended December 31, 2003, were: $523,727.

As of May 10, 2004, the aggregate market value of the $0.02 Par Value Common Stock held by non-affiliates of the registrant was approximately $85,040 based on the closing price of the stock on that date. This amount excludes the market value of 6,000,000 shares of Common Stock beneficially owned by the registrant's directors and officers.

The number of shares of common stock , par value $0.02, outstanding on May 12, 2004, was 7,700,807.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                      INDEX

                                                                       Page
PART I
Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . 1

Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . 5

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 9

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities . . .  9

Item 6.   Management's Discussion and Analysis or Plan of  . . . . . . . 10
          Operation

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . 15

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . 15

Item 8A.  Internal Controls and Procedures . . . . . . . . . . . . . . . 16

PART III

Item 9.   Directors and Executive Officers of the Registrant . . . . . . 17

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . 19

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters . . . . . . . . . . 19

Item 12.  Certain Relationships and Related Transactions . . . . . . . . 19

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 21

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . 22



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .F-1

                                     PART I.

Item  1.  Description  of  Business

OVERVIEW

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. The actual results may vary materially from these expectations, estimates and projections. See "Management's Discussion and Analysis or Plan of Operation."

     The 2002 numbers included in this Annual Report on Form 10-KSB were originally audited by Thomas Leger & Company, LLP and included in the Form 10-KSB for the year ended December 31, 2002. On May 14, 2004, we were informed that Thomas Leger would not be reissuing their opinion for the inclusion of these numbers to be utilized in the current 10-KSB. We have included these numbers as unaudited. We have engaged Weinberg & Company, P.A., our current auditors, to reaudit the 2002 numbers. Because of the late date, they have not had sufficient time to finalize this process. Immediately upon completion of the audit, we will file a Form 10-KSB/A to include Weinberg's opinion on the audit of 2002.

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

     On December 29, 1995, PCC signed an acquisition agreement, as amended on January 5, 1996, with the Huayang International Trust (the "Trust"), whereby the Trust sold its 95% investment in Haitong and 20% investments in the Hotel Group, which includes Hotel, Business Center and Garage, to PCC in exchange for 6,000,000 shares of common stock of PCC. On January 5, 1996, 6,000,000 shares were transferred to the

Trust. At the date of acquisition, PCC changed its name to Huayang International Holdings, Inc. Our shares commenced trading on the OTC Bulletin Board under the symbol "HIHI" from January 24, 1996. On December 15, 1999, the Company's shares were delisted from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the Securities and Exchange Commission (the "Commission"). On January 10, 2002, the Company completed requirements to comply with the Eligibility Rule and was re-listed on the OTC Bulletin Board under the symbol "HIHI".

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

     We conduct our real estate business primarily through our 95% owned subsidiary Haitong, which activities include selling and leasing of real estate properties in Tower A and Podium A. The Mansion consists of two towers and two podiums. Haitong owns Tower A and Podium A of the building, while the Hotel Group owned Tower B and Podium B, which is managed by Starwood Hotels & Resorts as Sheraton Shenyang Lido Hotel.

     For detailed information about the Mansion and our real estate operating data, please see Item 2, "Description of Property".

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

     We are in direct competition with a number of real estate development and property management companies that also provide office space to businesses in Shenyang. Some of these companies may have more resources than we do, or are able to offer similar services at a better price than those we offer.

THE  HOTEL  GROUP

     In order to enhance the efficiency of the hotel operations of the Mansion, the Company had entered into several joint ventures to operate various aspects of the hotel operations: Changyang International Hotel (Shenyang) Co., Ltd. ("Hotel"), Changhua (Shenyang) Business Co., Ltd. ("Business Center") and Changyuan (Shenyang) Park Co., Ltd. ("Garage") (collectively referred to as the "Hotel Group").

     At the beginning of 2002, we held a 20% stake in each of the joint ventures in the Hotel Group. Yick Ho, Ltd., a wholly owned subsidiary of Cheung Kong (Holdings) Limited, a Hong Kong based corporation whose shares are listed on The Stock Exchange of Hong Kong Limited, owned 70% of the Hotel Group. In September 2002, we sold all of our 20% equity interest in the Hotel Group to Yick Ho, Ltd., and agreed to apply the selling price directly as a payment to certain debt owed to a related party. Greater China Appraisal Limited, an international appraisal firm headquartered in Hong Kong, served as an independent appraiser for the valuation of our equity interest in the Hotel Group in conjunction with the payment of the debt. In connection with the sale of our equity interest in the Hotel Group, a loss of $1,864,142 from the sale was recorded.

     Before we sold our equity interest in the Hotel Group, the hotel had had a soft opening in 2002 and had generated minimal revenues. We recorded a loss of $821,778 in respect of the Hotel Group for the first two quarters of 2002. Operating results of the Hotel Group for the second half of 2002 and thereafter have been excluded from our consolidated financial statements.

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

EMPLOYEES

     As of December 31, 2003, we had 10 employees, all of whom are salaried. No employee group is covered under a collective bargaining agreement. We believe our relationship with our employees is good.

RECENT  DEVELOPMENT

     In September 2002, we entered into an agreement to acquire Jiahe Medicine Group ("Jiahe" or the "Selling Party"), a pharmaceutical company organized and operating in China. The acquisition terms included the issuance of 1,900,000 restricted shares of our common stock to the Selling Party as a consideration and a requirement that the Selling Party satisfy certain contingencies prior to December 31, 2002. These contingencies include: Jiahe complete its GMP renovation and pass the government's GMP examination, government approval of the transaction, and transfer into the Company of the title of certain properties. If the Selling Party failed to satisfy these contingencies, the Company had the option to reduce the number of shares issued to the Selling Party or rescind the transaction. On April 2, 2003, because the Selling Party still could not satisfy certain outstanding contingencies, we rescinded the acquisition transaction and cancelled the 1,900,000 restricted shares of our common stock issued in the custody of the Chairman in connection with the acquisition of Jiahe. Financial activities of Jiahe have not been included in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002.

Item  2.  Description  of  Property

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

     The Mansion consists of two towers and two podiums. Haitong operates Tower A and Podium A.

TOWER  A  AND  PODIUM  A

     Tower A is a 22-story construction with 330 office units, 220 business apartments, and 66 penthouse apartments, totaling approximately 56,410 square meters of floor space. As of December 31, 2003, approximately 38,082 square meters of floor space had been sold. Haitong plans to sell an additional 6,585 square meters of the floor space in the future while holding the remaining
11,743 square meters of the floor space in Tower A for rental purpose. As of December 31, 2003, approximately 6,112 square meters of the floor space owned by Haitong was leased (representing an occupancy rate of 33.3%), and the average rent was approximately $104 per square meter per year.

     Podium A consists of six stories with a total area of approximately 26,912 square meters, 22,000 square meters of which is commercial space for sale and lease. As of December 31, 2003, approximately 10,924 square meters of floor space had been sold. Haitong plans to sell an additional 12,655 square meters of the floor space in the future while holding the remaining 3,333 square meters of the floor space for rental or self use. HIHI occupies approximately 1,818 square meters on the sixth floor as its headquarters. As of December 31, 2003, 1,515 square meters of the commercial space was leased at approximately $40 per square meter per year. Taking the space occupied by HIHI as its headquarter into account, the occupancy rate of Podium A was 20.8% as of December 31, 2003.

     There are various business and professions carried on in Tower A and Podium
A. Currently no tenant on its own occupies ten percent or more of the rentable floor space. Haitong pays business tax at five percent of the gross sales and leases and real estate tax at twelve percent of the gross sales and leases.
     In the opinion of the management, the properties are adequately covered by insurance.

     The following is the schedule of the lease expirations in respect of Tower A ("Tower") and Podium A ("Podium") for each of the ten years starting from 2004:

                                                                             Percentage of gross
                 No. of tenants       Total area in sq.     Annual rent        annual rental
                      whose           meter covered by      represented         represented
               leases will expire        such leases       by such leases      by such leases
              --------------------  --------------------  ---------------  -----------------------
                Tower     Podium      Tower     Podium     Tower   Podium    Tower       Podium
              ---------  ---------  ---------  ---------  -------  ------  ----------  -----------
2004                  9          1   2,002.64      15.00   84,313   1,007       79.3%         1.0%

2005                  1          0     227.80       0.00   22,018       0      100.0%         0.0%

2006                  0          1       0.00   1,500.00        0  10,068        0.0%        21.7%

2007 and              0          0       0.00       0.00        0       0        0.0%         0.0%
each of the
years from
2008 to 2013

     The Tower was completed in 1999, and the Podium was completed in 2001. The total cost of developing Tower A and Podium A was approximately US$70 million. This cost was paid through a combination of bank loans and mortgages, guaranteed by Haitong and secured by its assets, and capital contributions and loans from shareholders. We currently have bank loans totaling US$3,298,416 outstanding, which are secured by a mortgage on the properties. The current annual interest rates on these bank loans are 6.435%. These bank loans are in default as they were due in 2001. According to the terms of the loan agreements, the banks have the right to impose default interests at a daily rate of 0.021% on us. We are working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds.


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

     We may make investments other than as previously described. We may engage in the purchase and sale of investments. We may offer its shares of common or preferred stock in exchange for property and to repurchase or otherwise reacquire our shares of common or preferred stock and may engage in such activities in the future. Specifically, we may consider an odd lot program to repurchase common stock from holders of fewer than 100 shares. We do not intend to engage in trading, underwriting or the agency distribution or sale of securities of other issuers. We may invest in securities of other issuers for the purpose of exercising control. In the past three years, we did not engage in any of the above activities.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.


Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

     Our shares are currently traded on the OTC Bulletin Board under the symbol "HIHIE.OB". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated as reported by the Bulletin Board. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                        High Bid  Low Bid
                        --------  -------
     Fiscal Year 2003:
       First Quarter        0.09     0.05
       Second Quarter       0.07     0.02
       Third Quarter        0.08     0.04
       Fourth Quarter       0.05     0.05

     Fiscal Year 2002:
       First Quarter        0.17     0.06
       Second Quarter       1.45     0.21
       Third Quarter        0.70     0.11
       Fourth Quarter       0.17     0.06

     On May 10, 2004, the closing price for the Company's Common Stock on the Bulletin Board System was $0.05 per share. As of May 12, 2004, there were approximately 250 holders of record of our common stock.

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

YEAR  2003  OVERVIEW

     During the fiscal year of 2003, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion. The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

     In September 2002, we entered into an agreement to acquire Jiahe Medicine Group ("Jiahe" or the "Selling Party"), a pharmaceutical company organized and operating in China. The acquisition terms included the issuance of 1,900,000 restricted shares of our common stock to the Selling Party as a consideration and a requirement that the Selling Party satisfy certain contingencies prior to December 31, 2002. These contingencies include: Jiahe complete its GMP renovation and pass the government's GMP examination, government approval of the transaction, and transfer into the Company of the title of certain properties. If the Selling Party failed to satisfy these contingencies, the Company had the option to reduce the number of shares issued to the Selling Party or rescind the transaction. On April 2, 2003, because the Selling Party still could not satisfy certain outstanding contingencies, we rescinded the acquisition transaction and cancelled the 1,900,000 restricted shares of our common stock issued in the custody of the Chairman in connection with the acquisition of Jiahe. Financial activities of Jiahe have not been included in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002.

RESULTS  OF  OPERATIONS

     The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the fiscal years ended December 31, 2003 and 2002:

                                                      Fiscal Year
                                                 --------------------
                                                    2003       2002
                                                            (unaudited)
                                                 ----------  --------
     Real estate sales                                 0.0%     31.7%
     Real estate rental income                       100.0      68.3
                                                 ----------  --------

     Net sales:                                      100.0%    100.0%
                                                 ==========  ========

     Cost and expenses:
       Cost of real estate sold                        0.0%   (17.8)%
       Real estate operating expenses                (89.4)    (36.6)
       Allowance for doubtful accounts                 0.0    (451.6)
       Impairment of real estate                  (2,070.9)      0.0
       Depreciation expenses                         (77.0)    (32.4)
       Interest expense                              (48.1)    (20.9)
       Other operating expenses                       (0.3)     (8.9)
     Other income                                      0.0       3.8
     Minority interest                               108.0      23.5
     Discontinued Operations
       Loss from investment in affiliates              0.0     (40.5)
       Loss on sale of investment in affiliates        0.0     (91.8)
       Extraordinary items                             0.0     137.5
                                                 ----------  --------

     Net Loss                                    (2,077.7)%  (435.7)%
                                                 ==========  ========

Revenues

     Revenues for the fiscal year ended December 31, 2003 were $523,727, down 74.2% from $2,030,976 for the fiscal year ended December 31, 2002. This drop was primarily the effect of decreasing rental income and the fact that no real estate sales was recorded during the year. There was no real estate sales in 2003 because the property market declined sharply following the SARS outbreak in China in mid 2003. In addition to decreasing annual rent per square meter, the Company sold part of its real estate during the second half of 2002, which resulted in the decrease in the total area of real estate available for leasing in 2003. There were no real estate sales in fiscal year 2003, as compared to $643,828 in 2002. Revenues from real estate rental income in fiscal year 2003 dropped by 62.2% to $523,727, from $1,387,148 in fiscal year 2002. As of December 31, 2003, the net carrying value of real estate rental property was $6,681,080 and the net carrying value of real estate held for development and sale was $2,603,586.

Costs  and  Expenses

     In the fiscal year ended December 31, 2003, total costs and expenses were $11,970,803 which was 3.7% higher than $11,539,945 of total costs and expenses in the fiscal year ended December 31, 2002. This increase was primarily due to the provision for impairment of long-lived assets of $10,845,792. The provision comprised of impairments of $9,661,059 and $1,184,733 against real estate rental property and real estate held for development and sale, respectively, and was determined by the Company based on its best estimate of an undiscounted cash flow forecast and a valuation.

     If the provision for impairment of long-lived assets is excluded, there were still significant decreases in costs and expenses due to the following reasons:

     i) There was no allowance for doubtful accounts in 2003 whereas an allowance of $9,171,084 was made against the receivable from a related party in 2002.

     ii) As there was no real estate sales in 2003, there was no cost of real estate sold in 2003, as compared to $360,690 in 2002.

     iii) Depreciation expenses decreased by 38.8% to $403,483 in 2003 from $658,972 in 2002, because part of the real estate was disposed of in 2002.

     iv) Interest expenses decreased by 40.7% to $252,096 in 2003 from $424,916 in 2002, which was a result of the reduction in bank loans.

     v) Real estate operating expenses dropped by 37.1% to $467,982 in 2003 from $743,498 in 2002 because there was approximately $600,000 of stock obsolescence loss relating to spare parts and construction materials in 2002. Apart from this obsolescence loss, there was an increase in traveling expenses of approximately $172,000 in 2003.

     vi) Other operating expenses dropped by 99.2% to $1,450 in 2003 from $180,785 in 2002 because head office expenses of $135,153 incurred for 2003 was included under real estate operating expenses.

Loss  from  Continuing  Operations

     Loss from continuing operations was $10,881,480 in 2003, as compared to $8,954,922 in 2002. The increase in loss was primarily attributable to the decrease in real estate rental income, the impairment loss on real estate and that no real estate sales occurred in 2003.

Extraordinary  Items

     In 2002, the Company sold its 20% interest in the Hotel Group. As a result, the loss from investment in the Hotel Group of $821,778 and the loss on sale of investment in the Hotel Group of $1,864,142 were recorded under discontinued operations. There was no discontinued operation in 2003.

     In 2002, extraordinary item comprised gain on debt extinguishments, net of income tax effect, of $2,791,537. There was no extraordinary item in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity consists of cash, receivables, real estate held for development and sale and receipts from rental activities. As of December 31, 2003, our cash balance was $302,172. Our past operations were supported by related companies which from time to time lent funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

     As of December 31, 2003, a related company owed to us in the amount of $2,505,987 against which the related company has signed and executed a promissory note for an amount of $2,532,000 dated January 30, 2004 in favor of the Company. The promissory note is repayable by installments as follows:

     Period                             Installment payment schedule
     ---------------------------------  --------------------------------------
     Year 2004                          Monthly installment of $24,000 each
     Year 2005                          Quarterly installment of $121,000 each
     Year 2006                          Quarterly installment of $181,000 each
     First three quarters of year 2007  Quarterly installment of $266,000 each
     Fourth quarter of year 2007        Final payment of $238,000

     The promissory note bears interest at 5.5% per annum. In addition, the promissory note is secured by a security agreement dated January 30, 2004 executed by the related company for the benefit of the Company whereby the related company grants and conveys to the Company a security interest in all of its fixed and current assets which it owns. According to the related company's management accounts, the related company had total assets and net assets of approximately $17.9 million and $6.2 million, respectively as of December 31, 2003.

     We do not have any material commitments for capital expenditures for the year ending December 31, 2004. We anticipate, based on the scale of our existing operations and apart from the requirement to repay our bank loans as discussed below, that our projected cash flows from operations would be sufficient to support our planned operations for the next twelve months.

     Our projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, real estate industry trends, operating cost fluctuations, and unplanned capital spending.

     As of December 31, 2003, we had total bank debt of $3,298,416. We also owed $1,760,772 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

     All of our bank debt is secured by properties in the Mansion. As of December 31, 2003, our lenders held an aggregate of $3,298,416 of liens against the Mansion as security for bank loans of the same amount. We are in default under such bank loans. The loans are immediately due and payable and the bank may foreclose on the Mansion, which would have a material adverse effect on us. We are currently working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds.

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

     We operate in the People's Republic of China, maintain our financial control center in Shenyang, PRC, and record most of our operating activities in Renminbi ("RMB"), the Chinese currency. The exchange rate between RMB and US Dollars has been relatively stable for the last few years. We do not believe that fluctuations in the foreign exchange rates will have a material effect on our consolidated financial statements. The RMB exchange rates, however, are fixed by the government of the PRC, and a change in the exchange rate by the PRC could have a material adverse effect on our consolidated financial statements.

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

     The effect of foreign exchange rate fluctuations on the Company for the fiscal year ended December 31, 2003 was immaterial.

     The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

     The Company does not hold cash equivalents or marketable securities as of December 31, 2003 and has no plans to do so within the next twelve months.

Item  7.  Financial  Statements

     The consolidated financial statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these consolidated financial statements and schedules is also included in Item 13 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The 2002 numbers included in this Annual Report on Form 10-KSB were originally audited by Thomas Leger & Company, LLP and included in the Form 10-KSB for the year ended December 31, 2002. On May 14, 2004, we were informed that Thomas Leger would not be reissuing their opinion for the inclusion of these numbers to be utilized in the current 10-KSB. We have included these numbers as unaudited. We have engaged Weinberg & Company, P.A., our current auditors, to reaudit the 2002 numbers. Because of the late date, they have not had sufficient time to finalize this process. Immediately upon completion of the audit, we will file a Form 10-KSB/A to include Weinberg's opinion on the audit of 2002.

     On March 1, 2003, the Company terminated the engagement of Moore Stephens Wurth Frazer and Torbet, LLP as its independent accountants. On the same day, the Company engaged Thomas Leger, LLP as its new independent accountants for the fiscal year 2002. Details with respect to these matters were "previously reported" within the meaning of Rule 12b-2 in the Company's reports on Form 8-K, as amended, filed with the Commission on March 21, 2003.

     On February 5, 2004, Thomas Leger, LLP resigned as the Company's independent accountants. On February 16, 2004, the Company engaged Weinberg & Company, P.A. of Boca Raton, Florida and Los Angeles, California as its new independent accountants for the fiscal year 2003. The Company has requested Thomas Leger, LLP to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) regarding its involvement with the Company as independent accountants and, if not, stating the respects in which it does not agree. Details with respect to these matters were "previously reported" within the meaning of Rule 12b-2 in the Company's reports on Form 8-K, filed with the Commission on February 19, 2004.

Item  8A.  Internal  Controls  and  Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

     The following table sets forth our directors and executive officers, appointed to serve until their removal or resignation.

     NAME              AGE               POSITION
     ----------------  ---  -----------------------------------
     Mr. Gao Wanjun     50  Chairman, President and Chief
                              Executive Officer
     Ms. Wang Yufei     35  Secretary, Chief Financial Officer
                              and Director
     Mr. Wang Shaohua   46  Director of the Company and
                              Deputy General Manager of
                              Haitong
     Mr. Yu Yingtian    39  Director of the Company and
                              Principal Accounting Manager
                              of Haitong
     Mr. Yin Liangpei   61  Director (independent)
     Ms. Wang Yunfen    61  Director (independent)

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

     There are no family relationships between or among the directors, executive officers or persons nominated or charged by the company to become directors or executive directors.

     The Company has not adopted a code of ethics that applies to the Company's principal executive and financial officers. The Company expects to establish and adopt a code of ethics during the second quarter of 2004.

Item  10.  Executive  Compensation

     Currently, none of the officers or directors are being remunerated for their services for us.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth as of May 12, 2004 certain information regarding the ownership of our voting securities by each stockholder known to our management to be 1) the beneficial owner of more than 5% of our outstanding Common Stock, 2) each of our directors and nominees, and 3) all named executive officers and directors as a group. Except as otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares.

NAME AND ADDRESS OF BENEFICIAL
  OWNER                                        COMMON STOCK
-----------------------------------------  ----------------------
                                            NUMBER    PERCENTAGE
                                           ---------  -----------
Huayang International Trust (1)            6,000,000        80.0%
                                           ---------  -----------

All Officers and Directors as a Group (2)  6,000,000        80.0%
                                           =========  ===========

1) Except as otherwise noted, the address of each beneficial owner is Shenyang Haitong House Properties Development, Ltd., No.386 Qingnian Street, Heping District, Shenyang, China 110004. These 6,000,000 shares are held by the Huayang International Trust, of which Mr. Gao Wanjun is the trustee. Mr. Gao Wanjun, his wife and their children are the beneficiaries of the trust.
2) Save as disclosed in the above, no other officer or director has beneficial ownership in the shares of common stock of the Company.

Item  12.  Certain  Relationships  and  Related  Transactions

     HIHI is conducting business with a related company in which HIHI's president and majority shareholder has a direct and indirect ownership interest. The related company manages property rental and sales activities for the Company. The related company received sales in the amount of $388,144 and paid other taxes in the amount of $240,129 on behalf of the Company while the Company received cash arising from previous sales in the amount of $1,190,293 from the related company and paid operating expenses in the amount of $103,012 on behalf of the related company in 2003. As of December 31, 2003, the balance due from the related company amounted to $2,505,987 against which the related company has signed and executed a promissory note for an amount of $2,532,000 dated January 30, 2004 in favor of the Company. The promissory note is repayable by installments as follows:

     Period                             Installment payment schedule
     ---------------------------------  --------------------------------------
     Year 2004                          Monthly installment of $24,000 each
     Year 2005                          Quarterly installment of $121,000 each
     Year 2006                          Quarterly installment of $181,000 each
     First three quarters of year 2007  Quarterly installment of $266,000 each
     Fourth quarter of year 2007        Final payment of $238,000

     The promissory note bears interest at 5.5% per annum. In addition, the promissory note is secured by a security agreement dated January 30, 2004 executed by the related company for the benefit of the Company whereby the related company grants and conveys to the Company a security interest in all of its fixed and current assets which it owns.

     The Company entered into an agreement with Huayang International Investment, Ltd. ("HIIL") in 1997. HIIL is 50% owned by Mr. Gao Wanjun and the remaining 50% owned by the brother of Mr. Gao Wanjun. The Company owed HIIL in the amount of $1,710,772 as of December 31, 2003. Shenyang Yuayuan Property Management Co., Ltd. ("Huayuan") is a minority shareholder of the Company. The Company owed Huayuan in the amount of $50,000 as of December 31, 2003.

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)(1)  and  (a)(2)  Financial  Statements  and  Financial  Statement  Schedules

                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . .F-1 to F-2

Consolidated Balance Sheet as of December 31, 2003 . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations And Comprehensive Loss for the Years Ended
December 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . F-7 to F-34

(a)(3)  Exhibits

     Exhibit                         Document Description
     Number   ---------------------------------------------------------------------
     -------

     21       List of Subsidiaries of the Registrant

     31.1     Certifications by Chief Executive Officer Pursuant to Rule 13a-14(a)

     31.2     Certifications by Chief Financial Officer Pursuant to Rule 13a-14(a)

     32.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

     32.2 Certification by Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

b)   Reports  on  Form  8-K

     On February 19, 2004, the Company filed a Form 8-K regarding Item 4 - Changes in Registrant's Certifying Accountant - relating to the resignation of Thomas Leger & Co, LLP as the Company's independent auditors and the engagement of Weinberg &

Company, P.A. of Boca Raton, Florida and Los Angeles, California as the Company's independent auditors.

Item  14.  Principal  Accountant  Fees  and  Services

Audit  Fees

     Thomas Leger & Co., L.L.P. ("Leger"), the Company's former accountants, billed the Company a total of $63,080 during the year ended December 31, 2003 for professional services rendered by Leger for the audit of the Company's annual financial statements and the review of financial statements included in the Company's Form 10-QSB.

Tax  Fees

     For the year ended December 31, 2003 and December 31, 2002, neither Leger nor Weinberg & Company, P.A. ("Weinberg") provided professional services for tax compliance, tax advice, and tax planning to the Company.

All  Other  Fees

     For the years ended December 31, 2003 and December 31, 2002, neither Leger nor Weinberg billed the Company for products and services other than those described above.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HUAYANG  INTERNATIONAL  HOLDINGS,  INC.


Date:  May 14, 2004          By:  /s/  Gao  Wanjun
                                  ---------------------------------------
                                  Name:   Gao  Wanjun
                                  Title:  Chairman,  President  and
                                          Chief  Executive  Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 14, 2004          By:  /s/  Gao  Wanjun
                                  ---------------------------------------
                                  Name:   Gao  Wanjun
                                  Title:  Chairman,  President  and
                                          Chief  Executive  Officer

Date:  May 14, 2004          By:  /s/  Wang  Yufei
                                  ---------------------------------------
                                  Name:   Wang  Yufei
                                  Title:  Secretary,  Director  and
                                          Chief  Financial  Officer

Date:                        By:  _______________________________________
                                  Name:   Wang  Shaohua
                                  Title:  Director

Date:                        By:  _______________________________________
                                  Name:   Wang  Shaohua
                                  Title:  Director

Date:                        By:  _______________________________________
                                  Name:   Yu  Yintian
                                  Title:  Director


Date:                        By:  _______________________________________
                                  Name:   Yin  Liangpei
                                  Title:  Director

Date:                        By:  _______________________________________
                                  Name:   Wang  Yunfen
                                  Title:  Director

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  and  Stockholders  of:
Huayang  International  Holdings,  Inc.:

We have audited the accompanying consolidated balance sheet of Huayang International Holdings, Inc. and its subsidiary ("the Company") as of December 31, 2003 and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Huayang International Holdings, Inc. and its subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company incurred a net loss of $10,881,480 for the year ended December 31, 2003 and has current liabilities of $8,370,810 as of December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
April  12,  2004

   HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 2003


                          ASSETS
                          ------
                                                    2003
                                                 -----------
ASSETS:
  Real estate rental property, net               $ 6,681,080
  Real estate held for development
  and sale                                         2,603,586
  Property, plant, and equipment, net              1,252,909
  Cash and cash equivalents                          302,172
Due from related company, less allowance
  for doubtful accounts of $9,171,084              2,505,987
  Accounts receivable                                    520
  Other assets                                        25,995
                                                 -----------
TOTAL ASSETS                                     $13,372,249
                                                 ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

LIABILITIES:
  Bank loans                                     $ 3,298,416
  Account payable and accrued
  liabilities                                        778,868
  Payable to related parties                       1,760,772
  Taxes payable                                    2,348,849
  Minority Interests                                 183,905
                                                 -----------
TOTAL LIABILITITES                                 8,370,810
                                                 -----------

COMMITMENTS AND CONTINGENCIES                              -

  The accompanying notes are an integral part of these consolidated financial statements.

     HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEET
                  AS OF DECEMBER 31, 2003

                LIABILITIES AND SHAREHOLDERS' EQUITY(CONTINUED)
                -----------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, par value $0.02 per
  Share, authorized 50,000,000 shares;
  issued and outstanding 7,700,807
  shares                                            154,016
  Paid in capital                                18,342,291
  Accumulated deficit                           (13,520,739)
  Accumulated other comprehensive loss               25,871
                                               -------------

TOTAL SHAREHOLDERS' EQUITY                        5,001,439
                                               -------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                         $ 13,372,249
                                               =============

  The accompanying notes are an integral part of these consolidated financial statements.

         HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                           2003           2002
                                       -------------  -------------
                                                       (unaudited)
REVENUE
Real estate sales                      $          -   $    643,828
Real estate rental income                   523,727      1,387,148
                                       -------------  -------------
Total Revenues                              523,727      2,030,976
                                       -------------  -------------

COSTS AND EXPENSES
Cost of real estate sold                          -        360,690
Real estate operating expenses              467,982        743,498
Allowance for doubtful accounts                   -      9,171,084
Impairment of real estate                10,845,792              -
Depreciation and amortization expense       403,483        658,972
Interest expense                            252,096        424,916
Other operating expenses                      1,450        180,785
                                       -------------  -------------
Total Costs and Expenses                 11,970,803     11,539,945
                                       -------------  -------------

Other income                                      -         76,083
                                       -------------  -------------
Loss before income taxes and
minority interest                       (11,447,076)    (9,432,886)
Income taxes                                      -              -
Minority interest                           565,596        477,964
                                       -------------  -------------

Loss before other deductions            (10,881,480)    (8,954,922)
Loss from investment in affiliates                -       (821,778)
Loss on sale of investment in
affiliates                                        -     (1,864,142)
                                       -------------  -------------

Loss before extraordinary item          (10,881,480)   (11,640,842)
Gain on extraordinary item, net of
income tax effect                                 -      2,791,537
                                       -------------  -------------

Net loss                                (10,881,480)    (8,849,305)
                                       -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

         HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002(CONTINUED)

                                               2003           2002
                                           -------------  ------------
                                                           (unaudited)
Other comprehensive loss
  Foreign currency translation
  gain/(loss)                                    53,251       (44,727)
                                           -------------  ------------

Comprehensive loss                         $(10,828,229)  $(8,894,032)
                                           =============  ============

Weighted average shares outstanding
Basic and diluted                             7,700,807     7,504,140
                                           =============  ============

Basic and diluted loss per share:
Loss from operations                       $      (1.41)  $     (1.19)
Loss from investment in affiliates                    -         (0.11)
Loss on sale of investment in affiliates              -         (0.25)
Extraordinary item                                    -          0.37
                                           -------------  ------------

Net loss per share                         $      (1.41)  $     (1.18)
                                           =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             Accumulated
                                                             Accumulated        other
                         Common stock        Additional       Earnings      comprehensive
                      Shares     Amount   paid-in capital     (Deficit)        income           Total
                     ---------  --------  ----------------  -------------  ---------------  -------------
BALANCE AS
  JANUARY 1,2002
  (unaudited)        7,500,807  $150,016        18,296,291     6,210,046           17,347     24,673,700

Issuance of common
stock for services     200,000     4,000            46,000             -                -         50,000

Foreign currency
  translation loss           -         -                 -             -          (44,727)       (44,727)
Net loss                     -         -                 -    (8,849,305)               -     (8,849,305)
                     ---------  --------  ----------------  -------------  ---------------  -------------
BALANCE AS OF
DECEMBER 31, 2002
(unaudited)          7,700,807   154,016        18,342,291    (2,639,259)         (27,380)    15,829,668

Foreign currency
  translation gain           -         -                 -             -           53,251         53,251
Net loss                     -         -                 -   (10,881,480)               -    (10,881,480)
                     ---------  --------  ----------------  -------------  ---------------  -------------
BALANCE AS OF
  DECEMBER 31, 2003  7,700,807  $154,016  $     18,342,291  $(13,520,739)  $       25,871   $  5,001,439
                     =========  ========  ================  =============  ===============  =============

         The accompanying notes are an integral part of these consolidated financial statements.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                    2003           2002
                                                -------------  ------------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(10,881,480)  $(8,849,305)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
  Gain on sales of real estate                             -      (283,138)
  Impairment of real estate                       10,845,792             -
  Allowance for doubtful accounts                          -     9,171,084
  Depreciation and amortization                      403,483       658,972
  Loss on sale of investment in affiliates                 -     1,864,142
  Inventory write down                                     -       702,330
  Stock issued for legal services                          -        50,000
  Extraordinary gain                                       -    (2,791,537)
  Minority interest                                 (565,596)     (477,964)

  Changes in operating assets and liabilities:
  (Increase)/ decrease in:
   Accounts receivable                                  (520)            -
   Other assets                                        5,841             -
   Due from and to related party, net              1,521,572             -
  Increase/ (decrease) in:
   Account payable and accrued liabilities           181,240             -
   Income taxes payable                                6,600             -
   Other taxes payable                            (1,216,413)            -
  Net cash provided by
   operating activities                              300,519        44,584
                                                -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               (2,682)            -
                                                -------------  ------------
  Net cash used in
   investing activities                               (2,682)            -
                                                -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

        HUAYANG INTERNATIONAL HOLDINGS, INC. and subsidiary
         CONSOLIDATED STATEMENTS OF CASH FLOWS(CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                             2003      2002
                                           --------  ---------
                                                    (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES              -         -
                                           --------  ---------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                          297,837    44,584

  Effect of exchange rate changes on cash     4,225   (44,727)

  Cash and cash equivalents, at
  beginning of year                             110       253
                                           --------  ---------
CASH AND CASH EQUIVALENTS, AT END OF
  YEAR                                     $302,172  $    110
                                           ========  =========
SUPPLEMENTARY CASH FLOWS INFORMATION
  Interest paid                            $120,818  $      -
                                           ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

NOTES

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     The consolidated financial statements of Huayang International Holdings, Inc. and Subsidiary (the "Company" or "HIHI") reflect the activities and financial transactions of it and its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). The Company has a 95% ownership interest in HAITONG. HIHI is incorporated under the laws of the State of Nevada in the United States. HAITONG is incorporated under the laws of the People's Republic of China ("PRC").

     Basic  of  Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated on consolidation.

2.   BASIS  OF  PRESENTATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

3.   GOING  CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $10,881,480 for the year ended December 31, 2003 and has current liabilities of $8,370,810 as of December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     Management's plans with regards to this matter include working with the banks to cure the default of the bank loans in the amount of $3,298,416(see
     Note 9)and to obtain additional financings as deemed necessary to continue as a going concern.


4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Economic  and  political  risks

     The Company faces a number of risks and challenges since its operations are in the PRC and its primary market is in the PRC.

     Real  estate  rental  property

     Real estate rental property is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of real estate rental property is being provided on a straight-line method over the estimated useful lives of 40 to 50 years.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     Cash  and  cash  equivalents

     For financial reporting purposes, the Company considers cash and cash equivalents to include cash on hand and demand deposits with banks. The Company had no cash equivalents at December 31, 2003.

     The  Company  maintains  no  bank accounts in the United States of America.

     Property,  plant  and  equipment

     Property, plant and equipment are carried at cost. The cost of maintenance and repairs is expensed as incurred, whereas major replacement and improvements are capitalized.

     When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or losses are included in income in the year of disposition.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

     Buildings                                                  2.5%
     Equipment                                                   10%
     Office equipment and furniture                              20%

     Impairment  of  Long-lived  Assets

     In August 2001, the Financial Accounting Standards Boards ( "FASB") issued statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. This pronouncement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS no. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

5.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Impairment  of  Long-lived  Assets  (continued)

     The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value. As of December 31, 2003, management used its best estimate of the undiscounted cash flows as well as obtained a valuation, to evaluate the carrying amount and have determined that an impairment of $9,661,409 and $1,184,776 against real estate rental properties and real estate held for development and sale, respectively.

     Fair  value  of  financial  instruments

     The carrying value of financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities and bank loans, approximates their fair value at December 31 2003 and 2002 due to the relatively short-term nature of these instruments.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Foreign  currency  translation

     The Company maintains its books and accounting records in Reminb ("RMB"), the PRC currency. The accompanying consolidated financial statements are presented in United States dollars. The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                              2003      2002
                                             ------  -----------
                                                     (unaudited)
     Year end RMB : US$ exchange rate        8.2767       8.3000
     Average yearly RMB : US $exchange rate  8.2770       8.3000

     No presentation is made that RMB amounts could have been or could be, converted into US dollar at those rates. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China ( the "Unified Exchange Rate"). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier's invoice, shipping documents and signed contracts.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Income  taxes

     Deferred tax assets are measured using enacted tax rates in the US and PRC expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

     Use  of  estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results when ultimately realized could differ from those estimates.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS No. 123 and the Emerging Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Stock-based  compensation  (Continued)

     of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. There was no stock based compensation for the years ended December 31, 2003 and 2002.

     Earnings  per  share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive. There are no differences between basic and diluted EPS as of December 31, 2003 and 2002 as the effect would be anti-dilutive.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     Employee's  Benefits

     Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

     Segment  reporting

     The Company only operates in one business segment, the real estate activities.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recent  Accounting  Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recent  Accounting  Pronouncements  (Continued)

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recent  Accounting  Pronouncements  (Continued)

     In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recent  Accounting  Pronouncements  (Continued)

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Recent  Accounting  Pronouncements  (Continued)

     QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

     Management does not expect these recent pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

5.   REAL  ESTATE  RENTAL PROPERTY AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

     As  of  December  31,  2003  real  estate  consists  of  the  following:

                                        Rental         Held for
                                       Property          Sale
                                     -------------  --------------
     Cost                            $  17,770,815  $    3,788,362
     Less: Accumulated depreciation
             and amortization            1,428,326               -
     Impairment                          9,661,409       1,184,776
                                     -------------  --------------
     Net value                       $   6,681,080  $    2,603,586
                                     =============  ==============

     Depreciation expenses relating to the real estate rental activities for the years ended December 31, 2003 and 2002 amounted to $355,403 and $565,670 (unaudited), respectively.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

5. REAL ESTATE RENTAL PROPERTY AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE (CONTINUED)

     The real estate is located in Shenyang, the People's Republic of China. The 3rd floor of Podium A with a net book value of $903,879 (net of $3,499,392 impairment provision) has been pledged to secure bank loans from China Merchant Bank granted to HAITONG. In addition, Unit 2588 of Tower A with a net book value of $57,798 has been pledged to secure the loan from China Construction Bank. (see note 9).

6.   DUE  FROM  RELATED  COMPANIES

     The Company is conducting business with a related company in which the Company's president and majority shareholder has a direct and indirect ownership interest. The related company, Huayang Industry (Shenyang) Group, Ltd., manages property rental and sales activities for the Company. The related company received sales in the amount of $388,144 and paid other taxes in the amount of $240,129 on behalf of the Company while the Company received cash arising from previous sales in the amount of $1,190,293 from the related company and paid operating expenses in the amount of $103,012 on behalf of the related company in 2003.

     As of December 31, 2002, the Company had determined that it was unlikely that the receivable in the amount of $11,702,980 (unaudited) would be fully paid and therefore provided an allowance in the amount of $9,171,084 (unaudited). As of December 31, 2003, the net balance due from the related company amounted to $2,505,987 against which the related company has signed and executed a promissory note for an amount of $2,532,000 dated January 30th, 2004 in favor of the Company. The promissory note is repayable by installments as follows:

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

6.   DUE  FROM  RELATED  COMPANIES  (CONTINUED)

     Period                   Installment payment schedule of principal
     -----------------------  -----------------------------------------
     Year 2004                Monthly installment of $24,000 each
     Year 2005                Quarterly installment of $121,000 each
     Year 2006                Quarterly installment of $181,000 each
     First three quarters of  Quarterly installment of $266,000 each year 2007
     Fourth quarter of year   Final payment of $238,000
     2007

     The promissory note bears 5.5% interest rate per annum. In addition, the promissory note is secured by a security agreement dated January 30th, 2004 executed by the related company for the benefit of the Company whereby the related company grants and conveys to the Company a security interest in all of its fixed and current assets which it owns.


7.   PROPERTY,  PLANT,  AND  EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31, 2003:

       Leasehold improvements           $ 1,464,677
       Equipment                            142,233
       Less:  Accumulated depreciation     (354,001)
                                        ------------
                                        $ 1,252,909
                                        ============

     Depreciation expense relating to property, plant, and equipment for the years ended December 31, 2003 and 2002 amounted to $48,080 and $93,302 (unaudited), respectively.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

8.   INCOME  TAXES

     The Company's loss before income taxes was comprised of the following for the years ended December 31, 2003 and 2002:

                                    2003            2002
                                -------------  --------------
                                                 (unaudited)
       United States            $   (135,153)  $  (2,735,920)
       PRC                       (10,746,327)     (6,113,385)
                                -------------  --------------

                                $(10,881,480)  $  (8,849,305)
                                =============  ==============

     Taxes are calculated on a separate entity basis because consolidation is not allowed for tax purposes in the PRC. Any tax benefit arising from the operating losses in the United States of America is fully offset by a valuation allowance.

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America. Accordingly, no United States of America corporate income taxes have been provided in these consolidated financial statements, companies with operations in the PRC may be subject to PRC income tax. The PRC statutory income tax rate for the company is 33%. There are no income taxes on capital gains.

     The provision for income taxes differs from the amounts computed at the statutory rates as follows at December 31:

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

8.   INCOME  TAXES  (CONTINUED)

                                               2003           2002
                                          --------------  -------------
                                                           (unaudited)
     PRC income taxes at statutory rates  $  (3,546,288)  $ (2,938,624)
        Reconciling items:
            Permanent differences               113,025        383,275
            Temporary differences             3,433,263      2,555,349
                                          --------------  -------------
                                                      -              -
                                          ==============  =============

     The  Company's  deferred  tax  assets  at  December  31  are:

                                               2003
                                           -------------
     TAX ASSETS
         Bad debt provision                $  3,035,007
         Property and equipment                 471,348
         Impairment losses on Real estate     3,579,241
         Net Operating loss                   1,019,018
         Valuation allowance                 (8,104,614)
                                           -------------
                                                      -
                                           =============

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

9.   BANK  LOANS

     Bank loans consist of the following as of December 31, 2003:

          Loan  from  China  Construction  Bank,  originally
          due  December  28,  2001,  monthly  interest
          only  payments  at  6.44%  per  annum,  secured  by
          Unit  2588  of  Tower  A  with  a  carrying  value
          of  $57,798  (See  Note  5)  and  guaranteed
          by  HAITONG                                              $  205,396

          Loan  from  China  Merchant  Bank,  originally
          due  August  30,  2001,  quarterly  interest
          only  payments  at  6.44%  per  annum,  secured  by
          3rd  floor  of  Podium  A  with  a  carrying  value
          of  $903,879  (See  Note  5)  and  guaranteed
          by  HAITONG                                               3,093,020
                                                                   ----------
                                                                   $3,298,416
                                                                   ==========

     The above bank loans are currently in default and management is working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds. According to the terms in of the loan agreements, the banks have the right to impose default interests at a daily rate of 0.021%.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES


10.  OTHER  TAXES  PAYABLE

     The Company is required to pay Business Tax (5%) and Land Value Added Tax (1%) on certain real estate sales. The Company is required to pay Business Tax (5%) and Real Estate Tax (12%) on rental income.

     Generally, the taxes have been collected by the management company. Should the management company fail to pay the taxes to the local government taxing authority, the Company would be liable for these taxes. The Company has recorded a liability for these taxes in the amount of $2,342,249 as of December 31, 2003.


11.  PAYABLE  TO  RELATED  PARTIES

     The Company entered into an agreement with Huayang International Investment, Ltd('HIIL') in 1997. HIIL is 50% owned by Wan Jun Gao and the remaining 50% is owned by Mr. Gao's brother. The Company has recorded a liability for HIIL in the amount of $1,710,772 as of December 31, 2003. Shenyang Huayuan Property Management Co., Ltd('Huayuan') is a minority shareholder of the Company. The Company has recorded a liability for Huayuan in the amount of $50,000 as of December 31, 2003.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES


12.  INVESTMENT  IN  AFFILIATES

     In September 2002, the Company disposed of its 20% equity interest in the Hotel Group, and agreed to apply the selling price directly as a payment to certain debts owed to a related party. Through September 2002, the Company's share of the loss in the Hotel Group was $821,778 (unaudited). The effect of the disposal of the Hotel Group appears in the income statement as follows:

                                                (unaudited)
     Proceeds from the disposal of investment  $ 13,076,990
     Costs of investment                        (12,794,561)
     Waiver of accrued interest                  (2,667,773)
     Reversal of deferred interest
     from the Hotel Group                           521,202
                                               -------------

       Loss on sales of investment             $ (1,864,142)
                                               =============


13.  EXTRAORDINARY  ITEM

     In April 2002, the Company reached agreement with banks to settle loans in the amount of $13,951,807 (unaudited) and accrued interest of $3,402,160 (unaudited). The Company has transferred title to certain office space in full satisfaction of the loans due to banks. As a result of these transactions, the Company recorded a gain of $2,791,537 (unaudited).

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

14.  CURRENT  VULNERABILITY  DUE  TO  CERTAIN  CONCENTRATIONS

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

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


NOTES

15.  RENTAL  INCOME

     The Company receives rental income from leasing retail, office and residential building space under operating leases.

     The Company also leases office space to companies that are related to the majority shareholder and president of HIHI. During the years ended December 31, 2003 and 2002, the Company received $388,144 and $71,030 (unaudited) in rental income from these companies.

     Future minimum rentals, under non-cancelable operating leases to be received over the next five years net of 5% business tax as of December 31, 2003 are as follows:

     YEARS ENDING
     DECEMBER 31,       AMOUNT
     2004             $  146,700
     2005                112,737
     2006                 45,231
     2007                 34,433
     2008                 34,433
     THEREAFTER         857,950
                       ---------
                      $1,231,484
                      ==========