Form 10KSB/A
period 2003-12-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2004-06-14
CIK 1110569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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


Date:  May 14, 2004          By:  /s/  Gao  Wanjun
                                  ---------------------------------------
                                  Name:   Gao  Wanjun
                                  Title:  Chairman,  President  and
                                          Chief  Executive  Officer

Date:  May 14, 2004          By:  /s/  Wang  Yufei
                                  ---------------------------------------
                                  Name:   Wang  Yufei
                                  Title:  Secretary,  Director  and
                                          Chief  Financial  Officer

Date:  May 26, 2004          By:  /s/  Wang  Shaohua
                                  ---------------------------------------
                                  Name:   Wang  Shaohua
                                  Title:  Director

Date:  May 26, 2004          By:  /s/  Yu  Yintian
                                  ---------------------------------------
                                  Name:   Yu  Yintian
                                  Title:  Director


Date:  May 26, 2004          By:  /s/  Yin  Liangpei
                                  ---------------------------------------
                                  Name:   Yin  Liangpei
                                  Title:  Director

Date:  May 26, 2004          By:  /s/  Wang  Yunfen
                                  ---------------------------------------
                                  Name:   Wang  Yunfen
                                  Title:  Director

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