Form 10QSB
period 2004-03-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2004-06-14
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                      58-1667944
--------------------------------            ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
         Incorporation)


                   386 Qingnian Avenue, Shenyang, China 110004
                    (Address of principal executive offices)

                  Issuer's telephone number: (86)(24) 2318-0688

The number of shares of common stock, par value $0.02, outstanding on March 31, 2004, was 7,700,807.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         HUAYANG INTERNATIONAL HOLDINGS, INC.

                                     FORM 10-QSB

                                        INDEX


                                                                                 Page
                                                                                 ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                      1

         Condensed Consolidated Statements of Operations and Comprehensive Loss     2

         Condensed Consolidated Statements of Cash Flows                            3

         Notes to Condensed Consolidated Financial Statements                     4-7

Item 2.  Management's Discussion and Analysis or Plan of Operation               8-11

Item 3.  Controls and Procedures                                                   11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         12

Item 2.  Changes in Securities                                                     12

Item 3.  Defaults Upon Senior Securities                                           12

Item 4.  Submission of Matters to a Vote of Security Holders                       12

Item 5.  Other Information                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                         13

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
                                                      2004            2003
                                                   (Unaudited)
                                                  -------------  --------------
ASSETS
------
  Real estate rental property, net                $  6,591,908   $   6,681,080
  Real estate held for development and sale          2,603,460       2,603,586
  Cash and cash equivalents                            350,405         302,172
  Accounts receivable                                    7,885             520
  Due from related company, net of allowance for
    doubtful accounts of 9,196,457                   2,412,052       2,505,987
  Property and equipment, net                        1,243,022       1,252,909
  Other assets                                          26,045          25,995
                                                  -------------  --------------

  TOTAL ASSETS                                    $ 13,234,777   $  13,372,249
                                                  =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities        $    649,779   $     778,868
  Bank loans                                         3,298,257       3,298,416
  Due to related parties                             1,904,657       1,760,772
  Taxes payable                                      2,348,314       2,348,849
  Minority interest                                    177,972         183,905
                                                  -------------  --------------

  TOTAL LIABILITIES                                  8,378,979       8,186,905
                                                  -------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.02 per share;
    authorized 50,000,000 shares; issued and
    outstanding 7,700,807 shares                       154,016         154,016
  Paid-in capital                                   18,342,291      18,342,291
  Accumulated deficit                              (13,666,113)    (13,520,739)
  Accumulated other comprehensive income                25,604          25,871
                                                  -------------  --------------

  TOTAL SHAREHOLDERS' EQUITY                         4,855,798       5,001,439
                                                  -------------  --------------

  TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                          $ 13,234,777   $  13,372,249
                                                  =============  ==============

    The accompanying notes are an integral part of these condensed consolidated financial statement.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                          2004         2003
                                                       -----------  -----------
REVENUES
  Real estate rental income                            $   84,055   $  146,221
                                                       -----------  -----------

  Total Revenues                                           84,055      146,221
                                                       -----------  -----------

COSTS AND EXPENSES
  Real estate operating expenses                           74,342       85,342
  Depreciation expense                                     98,676       91,312
  Interest expense                                         62,344       62,178
                                                       -----------  -----------

  Total Costs and Expenses                                235,362      238,832
                                                       -----------  -----------

Loss Before Income Taxes                                 (151,307)     (92,611)
Income taxes                                                    -            -
                                                       -----------  -----------

Loss Before Minority Interest                            (151,307)     (92,611)
Minority interest                                           5,933        2,631
                                                       -----------  -----------

Net Loss                                                 (145,374)     (89,980)
Other comprehensive income
  Foreign currency translation                               (267)           -
                                                       -----------  -----------

Comprehensive Loss                                     $ (145,641)  $  (89,980)
                                                       ===========  ===========

Weighted average shares outstanding:
  Basic and diluted                                     7,700,807    7,700,807
                                                       ===========  ===========


  Basic and diluted loss per share                     $    (0.02)  $    (0.01)
                                                       ===========  ===========

    The accompanying notes are an integral part of these condensed consolidated financial statement.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH
                                31, 2004 AND 2003
                                   (UNAUDITED)


                                                            2004        2003
                                                         ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(145,374)  $ (89,980)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                              98,676      91,312
  Minority interest                                         (5,933)     (2,631)
Changes in operating assets and liabilities:
  Decrease in due from related parties                      93,935     378,385
  Increase in accounts receivable                           (7,365)          -
  Increase in other assets                                     (50)    (45,802)
  Increase(decrease) in accounts payable and accrued
    liabilities                                             14,798    (124,973)
  (Decrease) increase in taxes payable                        (535)     16,537
                                                         ----------  ----------

  Net cash used by operating activities                    (44,713)   (155,537)
                                                         ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Advances from related parties                             93,935     378,385
                                                         ----------  ----------

  Net cash provided by investing activities                 93,935     378,385
                                                         ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES                              -           -
                                                         ----------  ----------

NET INCREASE IN CASH                                        48,152     222,848

Effect of exchange rate changes on cash                         81           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             302,172         110
                                                         ----------  ----------

CASH, END OF PERIOD                                      $ 350,405   $ 222,958
                                                         ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $       -   $ 120,482
                                                         ==========  ==========
  Income taxes paid                                      $       -   $       -
                                                         ==========  ==========

    The accompanying notes are an integral part of these condensed consolidated financial statement.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   REPORTING ENTITY

     The condensed consolidated financial statements of Huayang International Holdings, Inc. and Subsidiary (HIHI) (the "Company") reflect the activities and financial transactions of its subsidiary Shenyang Haitong House Properties Development Ltd. (HAITONG). HIHI has a 95% ownership interest in HAITONG.

     HIHI was incorporated under the laws of the State of Nevada in the United States. HAITONG was incorporated under the laws of the People's Republic of China (PRC).

2.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

     The interim condensed consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of HIHI and its subsidiary HAITONG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in HIHI's Form 10-KSB.

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.


4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

5.   GOING CONCERN

     The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $145,374 for the three months ended March 31, 2004, and has an accumulated deficit of$13,666,113 as of March 31, 2004. These matters raise substantial doubt its ability to continue as a going concern.

     The Company is dependent on the management company to collect revenues and to make payments on a timely basis. As of March 31, 2004, the management company owed the Company $11,608,509, against which $9,196,457 has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. On January 30, 2004, the management company signed and executed a promissory note for an amount of $2,532,000 in favor of the Company. The promissory note is repayable by installments as follows:

     Period                             Installment payment schedule
     ------                             ----------------------------

     Year 2004                          Monthly installments of $24,000
     Year 2005                          Quarterly installments of $121,000
     Year 2006                          Quarterly installments of $181,000
     First three quarters of year 2007  Quarterly installments of $266,000
     Fourth quarter of year 2007        Final payment of $238,000

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   GOING CONCERN (CONT'D)

     The promissory note bears interest at 5.5% per annum. In addition, the promissory note is secured by a security agreement dated January 30, 2004 executed by the related company for the benefit of the Company whereby the related company grants and conveys to the Company a security interest in all of its fixed and current assets which it owns. According to the related company's management accounts, the related company had unaudited total assets and unaudited net assets of approximately $17.9 million and $6.2 million, respectively as of December 31, 2003.

     Should the management company continue to fail to pay obligations as they fall due, it could impair the ability of the Company to continue as a going concern. Management of the Company believe that sufficient funding will be available to meet operating needs of the Company.

6.   REAL ESTATE RENTAL PROPERTY AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

     As of March 31, 2004, real estate comprised the following:

                                               Held for rental    Held for sale
                                              -----------------  ---------------

     Cost                                     $     17,769,956   $    3,788,179
     Less:  Accumulated depreciation and
            amortization                            (1,517,106)               -
            Provision for impairment                (9,660,942)      (1,184,719)
                                              -----------------  ---------------

     Net book value                           $      6,591,908   $    2,603,460
                                              =================  ===============

7.   BANK LOANS

     The Company's bank loans bear interests at a rate of 6.44% per annum and are secured by the Company's real estate and guaranteed by its subsidiary HAITONG. The bank loans are currently in default and management is working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds. According to the terms in of the loan agreements, the banks have the right to impose default interests at a daily rate of 0.021%.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive. There are no differences between basic and diluted EPS as of March 31, 2004 and 2003 as the effect would be anti-dilutive.

9.   TAXES

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

     In addition, the Company is required to pay Business Tax (5%) and Land Value Added Tax (1%) on certain real estate sales. The Company is required to pay Business Tax (5%) and Real Estate Tax (12%) on rental income.

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

FIRST QUARTER OVERVIEW

During the first quarter of 2004, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion ("Mansion"). The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

RESULTS OF OPERATIONS - Three months ended March 31, 2004

Revenues

Real estate rental income for the three months ended March 31, 2004 were $84,055, down 42.5% from $146,221 for the three months ended March 31, 2003. The reasons for the significant drop included (1) the average rent per square meter has decreased due to competition from two new office towers near the Company's property; and (2) the total area leased out decreased by 24% due to the declining property market condition following the outbreak of Severe Acute Respiratory Syndrome (or known as SARS, an atypical pneumonia which was first reported and recognized in February 2003) in China around mid 2003.

Costs and Expenses

Total costs and expenses in the three months ended March 31, 2004 were $235,362, which decreased slightly by 1.5% from $238,832 of total costs and expenses in the three months ended March 31, 2003.

For the three months ended March 31, 2004, depreciation expenses increased by 8.1% to $98,676 from $91,312 for the same period in 2003. Interest expenses for the three months ended March 31, 2004 was $62,344, which increased only slightly by 0.3% from $62,178 for the three months ended March 31, 2003, because bank loans remain at the same level. On the other hand, real estate operating expenses decreased by 12.9% to $74,342 from $85,342 in the same period in 2003 because the Company refurbished the lobby of its real estate in 2003.

Net Loss

For the three months ended March 31, 2004, net loss was $145,374, as compared to $89,980 for the three months ended March 31, 2003. Net loss per share, basic and diluted, was $0.02 for the three months ended March 31, 2004, as compared to $0.01 for the same period in 2003. The widening of loss was caused by the significant decrease in rental income as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $145,374 for the three months ended March 31, 2004, and has an accumulated deficit of$13,666,113 as of March 31, 2004. These matters raise substantial doubt its ability to continue as a going concern.

Our liquidity consists of cash, receivables and receipts from rental activities. As of March 31, 2004, our cash balance was $350,405. Our past operations were supported by related companies which from time to time lent funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

As of March 31, 2004, a related company owed to us in the amount of $2,412,052 (net of allowance for doubtful accounts of $9,196,457), against which the related company has signed and executed a promissory note for an amount of $2,532,000 dated January 30, 2004 in favor of the Company. The promissory note is repayable by installments as follows:

     Period                             Installment payment schedule
     ------                             ----------------------------
     Year 2004                          Monthly installments of $24,000
     Year 2005                          Quarterly installments of $121,000
     Year 2006                          Quarterly installments of $181,000
     First three quarters of year 2007  Quarterly installments of $266,000
     Fourth quarter of year 2007        Final payment of $238,000

The promissory note bears interest at 5.5% per annum. In addition, the promissory note is secured by a security agreement dated January 30, 2004 executed by the related company for the benefit of the Company whereby the related company grants and conveys to the Company a security interest in all of its fixed and current assets which it owns. According to the related company's management accounts, the related company had unaudited total assets and unaudited net assets of approximately $17.9 million and $6.2 million, respectively as of December 31, 2003.

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

As of March 31, 2004, we had total bank debt of $3,298,257. We also owed $1,760,770 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

All of our bank debt is secured by properties in the Mansion. As of March 31, 2004, our lenders held an aggregate of $3,298,257 of liens against the Mansion as security for bank loans of the same amount. We are in default under such bank loans. The loans are immediately due and payable and the bank may foreclose on the Mansion, which would have a material adverse effect on us. We are currently working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds.

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

The effect of foreign exchange rate fluctuations on the Company for the three months ended March 31, 2004 was immaterial.

The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

The Company does not hold cash equivalents or marketable securities as of March 31, 2004 and has no plans to do so within the next twelve months.


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

          Item 4. Submission of Matters to a Vote of Security Holders

None.

                            Item 5. Other information
None.

                    Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number           Description
     -------          -----------
     31.1             Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002
     31.2             Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002
     32.1             Certification by Chief Executive Officer Pursuant to Rule
                      13a-14(b) and 18 U.S.C. Section 1350
     32.2             Certification by Chief Financial Officer Pursuant to Rule
                      13a-14(b) and 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

     There was no report filed on the Form 8-K during the three months ended March 31, 2004.

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