Form 10QSB/A
period 2004-03-31
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2004-07-29
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

|_|     TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                   58-1667944
--------------------------------------    --------------------------------------
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

                       HUAYANG INTERNATIONAL HOLDINGS, INC.

                                    FORM 10-QSB

                                       INDEX

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                                     1

            Condensed Consolidated Statements of Operations and Comprehensive Loss    2

            Condensed Consolidated Statements of Cash Flows                           3

            Notes to Condensed Consolidated Financial Statements                    4-7

Item 2.     Management's Discussion and Analysis or Plan of Operation              8-11

Item 3.     Controls and Procedures                                                  11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                        12

Item 2.     Changes in Securities                                                    12

Item 3.     Defaults Upon Senior Securities                                          12

Item 4.     Submission of Matters to a Vote of Security Holders                      12

Item 5.     Other Information                                                        12

Item 6.     Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                           13

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,       December 31,
                                                    2004              2003
                                                 (Unaudited)
                                                --------------   -------------
ASSETS
------
  Real estate rental property, net                $  6,591,908   $  6,681,080
  Real estate held for development and sale          2,603,460      2,603,586
  Cash and cash equivalents                            350,405        302,172
  Accounts receivable                                    7,885            520
  Due from related company, net of allowance for
    doubtful accounts of 9,196,457                   2,412,052      2,505,987
  Property and equipment, net                        1,243,022      1,252,909
  Other assets                                          26,045         25,995
                                                --------------   -------------
  TOTAL ASSETS                                    $ 13,234,777   $ 13,372,249
                                                ==============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities        $    649,779   $    778,868
  Bank loans                                         3,298,257      3,298,416
  Due to related parties                             1,904,657      1,760,772
  Taxes payable                                      2,348,314      2,348,849
  Minority interest                                    177,972        183,905
                                                --------------   -------------
  TOTAL LIABILITIES                                  8,378,979      8,370,810
                                                --------------   -------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.02 per share;
    authorized 50,000,000 shares; issued and
    outstanding 7,700,807 shares                       154,016        154,016
  Paid-in capital                                   18,342,291     18,342,291
  Accumulated deficit                              (13,666,113)   (13,520,739)
  Accumulated other comprehensive income                25,604         25,871
                                                --------------   -------------
  TOTAL SHAREHOLDERS' EQUITY                         4,855,798      5,001,439
                                                --------------   -------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                          $ 13,234,777   $ 13,372,249
                                                ==============   =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                              2004         2003
                                           -----------  -----------
REVENUES
  Real estate rental income                $   84,055   $  146,221
                                           -----------  -----------
  Total Revenues                               84,055      146,221
                                           -----------  -----------
COSTS AND EXPENSES
  Real estate operating expenses               74,342       85,342
  Depreciation expense                         98,676       91,312
  Interest expense                             62,344       62,178
                                           -----------  -----------
  Total Costs and Expenses                    235,362      238,832
                                           -----------  -----------
Loss Before Income Taxes                     (151,307)     (92,611)
Income taxes                                        -            -
                                           -----------  -----------
Loss Before Minority Interest                (151,307)     (92,611)
Minority interest in loss of subsidiary         5,933        2,631
                                           -----------  -----------
Net Loss                                     (145,374)     (89,980)
Other comprehensive loss
  Foreign currency translation                   (267)           -
                                           -----------  -----------
Comprehensive Loss                         $ (145,641)  $  (89,980)
                                           ===========  ===========
Weighted average shares outstanding:
  Basic and diluted                         7,700,807    7,700,807
                                           ===========  ===========

  Basic and diluted loss per share         $    (0.02)  $    (0.01)
                                           ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH
                                31, 2004 AND 2003
                                   (UNAUDITED)

                                                             2004        2003
                                                          ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(145,374)  $ (89,980)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                               98,676      91,312
  Minority interest in loss of subsidiary                    (5,933)     (2,631)
Changes in operating assets and liabilities:
  Decrease in due from related parties                       93,935     378,385
  Increase in accounts receivable                            (7,365)          -
  Increase in other assets                                      (50)    (45,802)
  Increase(decrease) in accounts payable and accrued
   liabilities                                               14,798    (124,973)
  (Decrease) increase in taxes payable                         (535)     16,537
                                                          ----------  ----------
  Net cash used in operating activities                      48,152     222,848
                                                          ----------  ----------
CASH FLOW FROM INVESTING ACTIVITIES                               -           -
                                                          ----------  ----------
CASH FLOW FROM FINANCING ACTIVITIES                               -           -
                                                          ----------  ----------
NET INCREASE IN CASH                                         48,152     222,848

Effect of exchange rate changes on cash                          81           -

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                    302,172         110
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                  $ 350,405   $ 222,958
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $       -   $ 120,482
                                                          ==========  ==========
  Income taxes paid                                       $       -   $       -
                                                          ==========  ==========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

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

     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in HIHI's Annual Report Form 10-KSB.

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

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

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

4.   EARNINGS  (LOSS)  PER  SHARE

     Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive. There are no differences between basic and diluted loss per share as of March 31, 2004 and 2003 as the effect of additional common share equivalents would be anti-dilutive.

5.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

6.   GOING  CONCERN

     The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $145,374 and a negative cash flow from operations of $44,713 for the three months ended March 31, 2004, and has an accumulated deficit of $13,666,113 as of March 31, 2004. These matters raise substantial doubt its ability to continue as a going concern.

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

     Period                                Installment payment schedule
     ---------------------------------  ----------------------------------
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

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

7.   REAL ESTATE RENTAL PROPERTY AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

     As of March 31, 2004, real estate comprised the following:

                                               Held for rental    Held for sale
                                             -----------------   --------------
     Cost                                    $     17,769,956   $    3,788,179
     Less:  Accumulated depreciation and
            amortization                           (1,517,106)               -
            Provision for impairment               (9,660,942)      (1,184,719)
                                             -----------------   --------------
     Net book value                          $      6,591,908   $    2,603,460
                                             ================   ===============

8.   BANK  LOANS

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

RESULTS OF OPERATIONS - Three months ended March 31, 2004

Revenues

Real estate rental income for the three months ended March 31, 2004 was $84,055, down 42.5% from $146,221 for the three months ended March 31, 2003. The reasons for the significant drop included (1) the average rent per square meter has decreased due to competition from two new office towers near the Company's property; and (2) the total area leased out decreased by 24% due to the declining property market condition following the outbreak of Severe Acute Respiratory Syndrome (or known as SARS, an atypical pneumonia which was first reported and recognized in February 2003) in China around mid 2003.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2004 were $235,362, which decreased slightly by 1.5% from $238,832 of total costs and expenses in the three months ended March 31, 2003.

For the three months ended March 31, 2004, depreciation expenses increased by 8.1% to $98,676 from $91,312 for the same period in 2003. Interest expense for the three months ended March 31, 2004 was $62,344, which increased only slightly by 0.3% from $62,178 for the three months ended March 31, 2003, because bank loans remain at the same level. On the other hand, real estate operating expenses decreased by 12.9% to $74,342 from $85,342 in the same period in 2003 because the Company refurbished the lobby of its real estate in 2003.

Net Loss

For the three months ended March 31, 2004, the net loss was $145,374, as compared to $89,980 for the three months ended March 31, 2003. Net loss per share, basic and diluted, was $0.02 for the three months ended March 31, 2004, as compared to $0.01 for the same period in 2003. The widening of loss was caused by the significant decrease in rental income as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $145,374 and a negative cash flow from operations of $44,713 for the three months ended March 31, 2004, and has an accumulated deficit of$13,666,113 as of March 31, 2004. These matters raise substantial doubt its ability to continue as a going concern.

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

As of March 31, 2004, a related company owed us the amount of $2,412,052 (net of allowance for doubtful accounts of $9,196,457), against which the related company has signed and executed a promissory note for an amount of $2,532,000 dated January 30, 2004 in favor of the Company. The promissory note is repayable by installments as follows:

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

As of March 31, 2004, we had total bank debt of $3,298,257 which is in default. We also owed $1,904,657 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

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

(a)  Exhibits

Exhibit
Number      Description
------      -----------
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

                                         Huayang International Holdings, Inc.


                                         /s/  Gao Wanjun

                                         ---------------------------------------
                                         Name:  Gao Wanjun
                                         Title:  Chairman, President and
                                         Chief Executive Officer

                                         Date:


                                         /s/  Wang  Yufei
                                         ---------------------------------------
                                         Name:  Wang Yufei
                                         Title:  Secretary, Chief Financial
                                         Officer and Director

                                         Date: