Form 10QSB
period 2004-06-30
HUAYANG INTERNATIONAL HOLDINGS INC
filed 2004-08-19
CIK 1110569

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

                        Commission File Number 000-30173

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                             58-1667944
      ------------------------------        ------------------------------
     (State or other Jurisdiction of             (I.R.S. Employer
             Incorporation)                     Identification No.)


                  386 Qingnian Avenue, Shenyang, China 110004
                    (Address of principal executive offices)

                  Issuer's telephone number: (86)(24) 2318-0688

The number of shares of common stock, par value $0.02, outstanding on June 30, 2004, was 7,700,807.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                  FORM 10-QSB

                                      INDEX


                                                                                    Page
                                                                                    ----

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                                      1

            Condensed Consolidated Statements of Operations and Comprehensive Loss     2

            Condensed Consolidated Statements of Cash Flows                            3

            Notes to Condensed Consolidated Financial Statements                     4-8

Item 2.     Management's Discussion and Analysis or Plan of Operation               9-14

Item 3.     Controls and Procedures                                                   14

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                         14

Item 2.     Changes in Securities                                                     14

Item 3.     Defaults Upon Senior Securities                                           15

Item 4.     Submission of Matters to a Vote of Security Holders                       15

Item 5.     Other Information                                                         15

Item 6.     Exhibits and Reports on Form 8-K                                          15

SIGNATURES                                                                            16

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30,      December 31,
                                                  2004            2003
                                               (Unaudited)
                                              -------------  --------------
ASSETS
------
  Real estate rental property, net            $  6,585,716   $   6,681,080
  Real estate held for development and sale      2,487,164       2,603,586
  Cash and cash equivalents                        258,636         302,172
  Accounts receivable                               33,919             520
  Note receivable from related company           2,388,000               -
  Due from related company, net                    175,504       2,505,987
  Property and equipment, net                    1,233,572       1,252,909
  Other assets                                      25,800          25,995
                                              -------------  --------------

  TOTAL ASSETS                                $ 13,188,311   $  13,372,249
                                              =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities    $     54,370   $     155,833
  Accrued interest                                 730,339         605,650
  Bank loans                                     3,298,456       3,298,416
  Due to related parties                         1,778,157       1,778,157
  Taxes payable                                  2,359,227       2,348,849
  Minority interest                                176,019         183,905
                                              -------------  --------------

  TOTAL LIABILITIES                              8,396,568       8,370,810
                                              -------------  --------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.02 per share;
    authorized 50,000,000 shares; issued and
    outstanding 7,700,807 shares                   154,016         154,016
  Paid-in capital                               18,342,291      18,342,291
  Accumulated deficit                          (13,730,595)    (13,520,739)
  Accumulated other comprehensive income            26,031          25,871
                                              -------------  --------------

  TOTAL SHAREHOLDERS' EQUITY                     4,791,743       5,001,439
                                              -------------  --------------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                    $ 13,188,311   $  13,372,249
                                              =============  ==============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                        Three months ended        Six months ended
                                             June 30,                 June 30,
                                       2004         2003         2004         2003
                                    -----------  -----------  -----------  -----------
REVENUES
  Real estate sales                 $   48,532   $        -   $   48,532   $        -
  Real estate rental income             78,221      144,877      162,276      291,098
  Interest income                       69,930            -       69,930            -
                                    -----------  -----------  -----------  -----------

  Total Revenues                       196,383      144,877      280,438      291,098
                                    -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Cost of real estate sold             116,452            -      116,452            -
  Real estate operating expenses        67,895      129,023      142,237      214,365
  Depreciation expense                  16,120      102,132      114,796      193,444
  Interest expense                      62,351       63,547      124,695      125,725
  Other operating expenses                   -          723            -          723
                                    -----------  -----------  -----------  -----------

  Total Costs and Expenses             262,818      295,425      498,180      534,257
                                    -----------  -----------  -----------  -----------

Loss Before Income Taxes               (66,435)    (150,548)    (217,742)    (243,159)
Income taxes                                 -            -            -            -
                                    -----------  -----------  -----------  -----------

Loss Before Minority Interest          (66,435)    (150,548)    (217,742)    (243,159)
Minority interest in loss of
  subsidiary                             1,953        5,527        7,886        8,158
                                    -----------  -----------  -----------  -----------

Net Loss                               (64,482)    (145,021)    (209,856)    (235,001)
Other comprehensive income
  Foreign currency translation             427            -          160            -
                                    -----------  -----------  -----------  -----------

Comprehensive Loss                  $  (64,055)  $ (145,021)  $ (209,696)  $ (235,001)
                                    ===========  ===========  ===========  ===========

Weighted average shares
  outstanding:
    Basic and diluted                7,700,807    7,700,807    7,700,807    7,700,807
                                    ===========  ===========  ===========  ===========

  Basic and diluted loss per share  $    (0.01)  $    (0.02)  $    (0.03)  $    (0.03)
                                    ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                             2004        2003
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(209,856)  $(235,001)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                              114,796     193,444
  Minority interest in loss of subsidiary                    (7,886)     (8,158)
Changes in operating assets and liabilities:
  Decrease in real estate held for development and sale     116,422           -
  Increase in accounts receivable                           (33,399)          -
  Decrease (increase) in other assets                           195    (122,605)
  (Decrease) increase in accounts payable and accrued
    liabilities                                            (101,463)     75,876
  Increase in accrued interest                              124,689           -
  Increase (decrease) in taxes payable                       10,378     (90,652)
                                                          ----------  ----------

  Net cash provided by (used in) operating activities        13,876    (187,096)
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in amount due from related parties   (201,517)    310,276
  Repayment of note receivable                              144,000           -
  Purchase of equipment                                           -      (2,676)
                                                          ----------  ----------

  Net cash (used in) provided by investing activities       (57,517)    307,600
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES                              -           -
                                                          ----------  ----------

NET (DECREASE) INCREASE IN CASH                             (43,641)    120,504

  Effect of exchange rate changes on cash                       105           -

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                    302,172         110
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 258,636   $ 120,614
                                                          ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                           $       -   $ 125,725
                                                          ==========  ==========
  Income taxes paid                                       $       -   $       -
                                                          ==========  ==========

In January 2004, the Company exchanged net amounts due from a related party for a $2,532,000 note receivable.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                                  (UNAUDITED)

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

     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The condensed consolidated financial statements should be read in conjunction with that report.

     In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                                  (UNAUDITED)

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

4.   LOSS  PER  SHARE

     Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive. There are no differences between basic and diluted loss per share as of June 30, 2004 and 2003 as the effect of additional common share equivalents would be anti-dilutive.

5.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

6.   GOING  CONCERN

     The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $209,856 and a negative cash flow of $43,641 for the six months ended June 30, 2004, and has an accumulated deficit of $13,730,595 as of June 30, 2004. These matters raise substantial doubt its ability to continue as a going concern.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                                  (UNAUDITED)

6.   GOING  CONCERN  (CONTINUED)

     The Company is dependent on the management company to collect revenues and to make payments on a timely basis. As of June 30, 2004, the management company owed the Company $11,760,517 in aggregate, against which $9,197,013 has been provided as an allowance for doubtful accounts. The management company is a related party and is controlled by the majority shareholder of the Company. On January 30, 2004, the management company signed and executed a promissory note for an amount of $2,532,000 in favor of the Company. This amount was previously disclosed as due from related company in the condensed consolidated balance sheet at December 31, 2003. The promissory note is repayable by installments as follows:

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

     The promissory note bears interest at 5.5% per annum. In addition, the promissory note is secured by a security agreement dated January 30, 2004 executed by the management company for the benefit of the Company whereby the management company grants and conveys to the Company a security interest in all of its fixed and current assets which it owns. According to the management company's management accounts, the management company had unaudited total assets and unaudited net assets of approximately $17.9 million and $6.2 million, respectively as of December 31, 2003.

     During the six months ended June 30, 2004, the management company repaid $144,000 to the Company in accordance with the installment payment schedule as above. However, no interest payment was made by the management company. As of June 30, 2004, the balance of the note receivable was $2,388,000. Accrued interest income of $69,930 has been recorded in amount due from related company.

     During the six months ended June 30, 2004, the Company made further advances of $306,142 to the management company for its payment to the maintenance fund of the real estate.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                                  (UNAUDITED)


6.   GOING  CONCERN  (CONTINUED)

     Should the management company continue to fail to pay obligations as they fall due, it could impair the ability of the Company to continue as a going concern. Management of the Company believe that sufficient funding will be available to meet operating needs of the Company.

7.   REAL  ESTATE  RENTAL PROPERTY AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

     As of June 30, 2004, real estate comprised the following:

                                     Held for Rental    Held for Sale
                                    -----------------  ---------------
Cost                                $     17,771,030   $    3,671,954
Less: Accumulated depreciation and
      amortization                        (1,523,788)               -
      Provision for impairment            (9,661,526)      (1,184,790)
                                    -----------------  ---------------

Real estate, net                    $      6,585,716   $    2,487,164
                                    =================  ===============

8.   BANK  LOANS

     The Company's bank loans bear interests at a rate of 6.44% per annum and are secured by the Company's real estate and guaranteed by its subsidiary HAITONG. The bank loans are currently in default and management is working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds. According to the terms of the loan agreements, the banks have the right to impose default interests at a daily rate of 0.021% and the Company is accruing interest at the default rate.

9.   SUBSEQUENT  EVENT

     On August 5, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holding Company Limited, a Hong Kong corporation ("CCB") pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, the Company acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 36,000,000 shares of its common stock.

              HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                                  (UNAUDITED)

9.   SUBSEQUENT  EVENT  (CONTINUED)

     At the time of execution of the Agreement for Share Exchange, and immediately prior to completion of the Exchange, the Company had a total of 7,700,807 shares issued and outstanding. However, in conjunction with, and as a condition to, completion of the Exchange, a principal shareholder of the Company, Gao Wan Jun, agreed to surrender a total of 5,460,000 of his shares following completion of the Exchange.

     The Exchange resulted in a change of voting control of the Company. Upon completion of the Exchange and the related share cancellation and share issuances described above, the Company has a total of 38,240,807 shares issued and outstanding, of which 30,178,382, or approximately 78.92%, are owned by persons who were previously stockholders of CCB.

     There has not yet been any change in the officers and directors of the Company subsequent to completion of the Exchange.

     CCB owns 100% of Xin Jiang YaKeLa Carbon Black Limited ("YaKeLa"), a leading energy company in China engaged in natural gas and natural gas by-product production. Located at the Xin Jiang desert region at the North Western China, YaKeLa has obtained the license right to extract natural gas in Xin Jiang - YaKeLa natural gas field, one of the biggest natural gas field in China with over 50 billion cubic meters natural gas reserve.

     Xin Jiiang - YaKeLa natural gas field provides one of the best quality natural gas in China without any contamination by impurities of carbon dioxide and nitride compounds.

     With its own extraction facilities established at the center of the XinJiang-YaKeLa natural gas field, YaKeLa is capable of a full scale extraction of natural gas to sell to various provinces in China. YaKeLa also produces fine quality carbon black as a by-product of natural gas. Furthermore, YaKeLa supplies hot air through its air tunnels to nearby factories and offices to support their warmers and heaters during winter seasons.

10.  RECLASSIFICATION

     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

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

SECOND  QUARTER  OVERVIEW

During the second quarter of 2004, the Company continued its business to sell and lease its real estate properties in the Huayang International Mansion ("Mansion"). The Company conducts its real estate business primarily through its 95% owned subsidiary Shenyang Haitong House Properties Development Co., Ltd. ("Haitong").

RESULTS OF OPERATIONS - Three months ended June 30, 2004

Revenues

During the three months ended June 30, 2004, the Company recorded real estate sales of $48,532. No real estate sales were made during the three months ended June 30, 2003.

Real estate rental income for the three months ended June 30, 2004 was $78,221, down 46% from $144,877 for the three months ended June 30, 2003. The reasons for the significant drop included (1) the average rent per square meter has decreased due to competition from two new office towers near the Company's property; and (2) the total area leased out decreased by 20% due to the declining property market condition following the outbreak of Severe Acute Respiratory Syndrome (or known as SARS, an atypical pneumonia which was first reported and recognized in February 2003) in China around mid 2003.

For the three months ended June 30, 2004, the Company recorded interest income of $69,930 on the promissory note receivable from the related company. While the promissory note was executed on January 30, 2004, there was no interest income for the same period in 2003.

Costs  and  Expenses

Total costs and expenses for the three months ended June 30, 2004 were $262,818, which decreased by 11% from $295,425 of total costs and expenses in the three months ended June 30, 2003.

For the three months ended June 30, 2004, $116,452 was recorded as the cost of real estate sold. As the corresponding sales were only $48,523, there was a gross loss of $67,920 on the sale of real estate for the three months ended June 30, 2004. There was no real estate sold during the three months ended June 30, 2003.

For the three months ended June 30, 2004, depreciation expense decreased by 84.2% to $16,120 from $102,132 for the same period in 2003 because the carrying values of the investment properties and properties held for sale were written down for impairment by an aggregate amount of approximately $10.8 million at the end of year 2003. Interest expense for the three months ended June 30, 2004 was $62,351, which decreased only slightly by 1.9% from $63,547 for the same period in 2003, because bank loans remain at the same level. On the other hand, real estate operating expenses for the three months ended June 30, 2004 decreased by 47.4% to $67,895 from $129,023 in the same period in 2003 because the Company refurbished the lobby of its real estate in 2003.

Net  Loss

For the three months ended June 30, 2004, the net loss was $64,482, as compared to $145,021 for the three months ended June 30, 2003. Net losses per share, basic and diluted, for the three months ended June 30, 2004 was $0.01 as compared to $0.02 for 2003. The decrease in net loss was mainly due to the interest income on the promissory note receivable from the related company.

RESULTS OF OPERATIONS - Six months ended June 30, 2004

Revenues

During the six months ended June 30, 2004, the Company recorded real estate sales of $48,532. No real estate sales were made during the six months ended June 30, 2003.

Real estate rental income for the six months ended June 30, 2004 was $162,276, down 44.3% from $291,098 for the six months ended June 30, 2003. The reasons for the significant drop included (1) the average rent per square meter has decreased due to competition from two new office towers near the Company's property; and (2) the total area leased out decreased by 22% due to the declining property market condition following the outbreak of Severe Acute Respiratory Syndrome (or known as SARS, an atypical pneumonia which was first reported and recognized in February 2003) in China around mid 2003.

For the six months ended June 30, 2004, the Company recorded interest income of $69,930 on the promissory note receivable from the related company. While the promissory note was executed on January 30, 2004, there was no interest income for the same period in 2003.

Costs  and  Expenses

Total costs and expenses for the six months ended June 30, 2004 were $498,180, which decreased by 6.8% from $534,257 of total costs and expenses in the six months ended June 30, 2003.

For the six months ended June 30, 2004, $116,452 was recorded as the cost of real estate sold. As the corresponding sales were only $48,523, there was a gross loss of $67,920 on the sale of real estate for the six months ended June 30, 2004. There was no real estate sold during the six months ended June 30, 2003.

For the six months ended June 30, 2004, depreciation expense decreased by 40.7% to $114,796 from $193,444 for the same period in 2003 because the carrying values of the investment properties and properties held for sale were written down for impairment by an aggregate amount of approximately $10.8 million at the end of year 2003. Interest expense for the six months ended June 30, 2004 was $124,695, which decreased only slightly by 0.8% from $125,725 for the same period in 2003, because bank loans remain at the same level. On the other hand, real estate operating expenses for the six months ended June 30, 2004 decreased by 33.6% to $142,237 from $214,365 in the same period in 2003 because the Company refurbished the lobby of its real estate in 2003.

Net  Loss

For the six months ended June 30, 2004, the net loss was $209,856, as compared to $235,001 for the six months ended June 30, 2003. Net losses per share, basic and diluted, for the six months ended June 30, 2004 and 2003 were both $0.03.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $209,856 and a negative cash flow of $43,641 for the six months ended June 30, 2004, and has an accumulated deficit of $13,730,595 as of June 30, 2004. These matters raise substantial doubt its ability to continue as a going concern.

Our liquidity consists of cash, receivables and receipts from rental activities. As of June 30, 2004, our cash balance was $258,636. Our past operations were supported by related companies which from time to time lent funds to us. However, such financing from related companies may not always be available, and the Company may need to secure further financing to support its operations. Future cash needs may be financed by a combination of cash flows from rental and leasing operations, future advances under bank loans, and if needed, other alternative financing arrangements, which may or may not be available to us.

As of June 30, 2004, the management company owed the Company $11,760,517 in aggregate, against which $9,197,013 has been provided as an allowance for doubtful accounts. On January 30, 2004, the related company signed and executed a promissory note for an amount of $2,532,000 in favor of the Company. This amount was previously disclosed as due from related company in the condensed consolidated balance sheet at December 31, 2003. The promissory note is repayable by installments as follows:

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

During the six months ended June 30, 2004, the management company repaid $144,000 to the Company in accordance with the installment payment schedule as above. However, no interest payment was made by the management company. As of June 30, 2004, the balance of the note receivable was $2,388,000. Accrued interest income of $69,930 has been recorded in due from related company.

During the six months ended June 30, 2004, the Company made further advances of $306,142 to the management company for its payment to the maintenance fund of the real estate.

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

As of June 30, 2004, we had total bank debt of $3,298,456 which is in default. We also owed $1,778,158 to related parties. Our indebtedness poses substantial risks to holders of our Common Stock, including the risks such as (i) a substantial portion of our cash flow from operations will be dedicated to the payment of interest on such indebtedness, (ii) our indebtedness may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes and (iii) our debt position may leave us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms, that they would enable us to continue to satisfy our capital requirements or that they would be permitted by the terms of existing or future debt agreements.

All of our bank debt is secured by properties in the Mansion. As of June 30, 2004, our lenders held an aggregate of $3,298,456 of liens against the Mansion as security for bank loans of the same amount. We are in default under such bank loans. The loans are immediately due and payable and the bank may foreclose on the Mansion, which would have a material adverse effect on us. We are currently working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds.

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

The effect of foreign exchange rate fluctuations on the Company for the three and six months ended June 30, 2004 was immaterial.

The Company has not entered into any derivative financial instruments to manage interest rate risk or for speculative purpose and is not currently evaluating the future use of such financial instruments.

The Company does not hold cash equivalents or marketable securities as of June 30, 2004 and has no plans to do so within the next twelve months.


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

                          Item 2. Changes in Securities

None.

                    Item 3.  Defaults Upon Senior Securities

As of June 30, 2004, we had total bank debt of $3,298,456 which is in default. All of our bank debt is secured by properties in the Mansion. As of June 30, 2004, our lenders held an aggregate of $3,298,456 of liens against the Mansion as security for bank loans of the same amount. We are in default under such bank loans. The loans are immediately due and payable and the bank may foreclose on the Mansion, which would have a material adverse effect on us. We are currently working with the respective banks to extend the repayment terms or sell certain properties to offset the loan balance with the proceeds.

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

(b)  Reports  on  Form  8-K

     During the six months ended June 30, 2004, the Company filed the following reports on the Form 8-K:

Form  Filing date                   Event reported
----  -----------------  -------------------------------------

8-K  February 19, 2004   A report on Form 8-K (item 4), which
                         announced the change in the Company's
                         certifying accountants

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

                                            Date: August 19, 2004


                                            /s/ Wang Yufei
                                            ------------------------------------
                                            Name: Wang Yufei
                                            Title:  Secretary, Chief Financial
                                            Officer and Director

                                            Date: August 19, 2004