Form 10QSB
period 2004-09-30
CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
filed 2004-11-22
CIK 1110569

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________ to _________

                           Commission File No. 0-29015

                      HUAYANG INTERNATIONAL HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                       58-1667944
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   386 Qingnian Avenue, Shenyang, China 110004
                    (Address of principal executive offices)

                               (86)(24) 2318-0688
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock            Outstanding as September 30, 2004
--------------------------------------------------------------------------------
Common Stock, $0.02 par value                            38,240,807

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                      HUAYANG INTERNATIONAL HOLDINGS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet                              1

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss                                                2

         Consolidated statement of shareholder's equity                    3

         Condensed Consolidated Statements of Cash Flows                   4

         Notes to Condensed Consolidated Financial Statements              5-18

Item 2.  Management's Discussion and Analysis or Plan of Operation         19-23

Item 3.  Controls and Procedures                                           24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 2.  Changes in Securities                                             25

Item 3.  Defaults Upon Senior Securities                                   26

Item 4.  Submission of Matters to a Vote of Security Holders               26

Item 5.  Other Information                                                 27

Item 6.  Exhibits and Reports on Form 8-K                                  29

SIGNATURES                                                                 30

PART 1   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                                                   SEPTEMBER 30,
                                                                       2004
                                                                   ------------
                                                                    UNAUDITED
                                                                   ------------

            Current assets:
            Cash and cash equivalents                               $   182,701
            Accounts receivable                                       1,410,228
            Inventory                                                   384,371
            Notes receivable                                            506,399
            Other receivable                                             12,463
            Advance to suppliers                                         73,093
            Due from related parties                                      1,514
                                                                    ------------
            Total current assets                                      2,570,769

            Property, plant and equipment, net                        2,866,474
                                                                    ------------

            Total assets                                            $ 5,437,243
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:

            Current liabilities:
            Accounts payable                                        $   683,278
            Customer deposits                                           128,120
            Other payable                                                68,421
            Taxes payable                                               102,847
            Payroll and welfare payable                                  63,225
            Due to related parties                                      196,994
                                                                    ------------
            Total current liabilities                                 1,242,885

                                                                    ------------
            Total liabilities                                         1,242,885
                                                                    ------------

Shareholders' equity:
            Common stock, par value $0.02 per share;
              authorized 50,000,000 shares; issued and
              outstanding 38,240,807 shares                             764,816
            Additional paid-in capital                                4,513,556
            Accumulated deficit                                      (1,084,282)
            Accumulated other comprehensive income                          268
                                                                    ------------

            Total shareholders' equity                                4,194,358
                                                                    ------------

            Total liabilities and shareholders' equity              $ 5,437,243
                                                                    ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
             OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                  HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003 (UNAUDITED)

                                                                   -------------   -------------   -------------   -------------
                                                                       2004             2004            2003            2003
                                                                   -------------   -------------   -------------   -------------
                                                                     UNAUDITED       UNAUDITED       UNAUDITED       UNAUDITED
                                                                   -------------   -------------   -------------   -------------
REVENUES                                                           $    967,511    $  2,762,858    $  1,317,754    $  3,060,376

COST OF GOODS SOLD                                                      708,532       1,998,978         888,559       2,053,748
                                                                   -------------   -------------   -------------   -------------

GROSS PROFIT                                                            258,979         763,880         429,195       1,006,628

        General and administrative expenses                              38,645         177,627          40,819         125,122
        Selling and distribution expenses                               104,473         338,025          81,446         205,904
                                                                   -------------   -------------   -------------   -------------

INCOME FROM OPERATIONS                                                  115,861         248,228         306,930         675,602

        Interest income                                                     127             248              81             108
        Other income/(loss), net                                            (60)         45,087            (110)         66,745
                                                                   -------------   -------------   -------------   -------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 DISCONTINUED OPERATIONS                                                115,928         293,563         306,901         742,455

       Income taxes                                                          --              --              --              --
                                                                   -------------   -------------   -------------   -------------

INCOME BEFORE DISCONTINUED OPERATIONS                                   115,928         293,563         306,901         742,455

       Loss from discontinued operations                                (73,694)       (223,535)             --              --
       Loss from disposal of discontinued operations                 (1,580,032)     (1,580,032)             --              --
                                                                   -------------   -------------   -------------   -------------
       Loss from discontinued operations, net                        (1,653,726)     (1,803,567)             --              --

NET LOSS                                                             (1,537,798)     (1,510,004)        306,901         742,455

FOREIGN CURRENCY TRANSLATION LOSS                                            --            (218)             26             134
                                                                   -------------   -------------   -------------   -------------
COMPREHENSIVE (LOSS) INCOME                                        $ (1,537,798)   $ (1,510,222)   $    306,927    $    742,589
                                                                   =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                                                    37,388,326      36,466,153      36,000,000      36,000,000

BASIC AND DILUTED LOSS PER SHARE

       Income per common share from continuing
       operations, basic and diluted                                         --            0.01            0.01            0.02

       Net loss per common share from discontinued
       operations, basic and diluted                                      (0.04)          (0.05)             --              --

       Net income/(loss) per common share,
       basic and diluted                                                  (0.04)          (0.04)           0.01            0.02

                                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                      OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                       (UNAUDITED)

                                                                                               ACCUMULATED
                                                                                ACCUMULATED          OTHER
                                            COMMON STOCK           ADDITIONAL      EARNINGS  COMPREHENSIVE
                                       SHARES         AMOUNT  PAID-IN CAPITAL     (DEFICIT)         INCOME          TOTAL
                                    ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AS OF JANUARY 1,2004         36,000,000   $   720,000   $ 4,558,372    $   425,722    $         50   $ 5,704,144

Reverse merger adjustment             2,240,807        44,816       (44,816)            --             --            --

Net loss                                     --            --            --     (1,510,004)            --    (1,510,004)

Foreign currency translation gain            --            --            --             --            218           218
                                    ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AS OF SEPTEMBER 30, 2004
                                     38,240,807   $   764,816   $ 4,513,556    $(1,084,282)   $       268    $ 4,194,358
                                    ============  ============  ============   ============   ============   ============

                                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                 OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)

                                                                          2004              2003
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                             $(1,510,004)      $   742,455
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net                                  1,803,567                --
(Gain)/loss from non-monetary transactions                                (29,165)           38,324
Depreciation                                                              251,060         1,056,804

CHANGES IN OPERATING ASSETS AND LIABILITIES
DECREASE (INCREASE) IN
Accounts receivable                                                      (515,221)       (1,263,042)
Other receivable and advance to suppliers                                  33,370           129,415
Inventory                                                                 276,681            52,055

INCREASE (DECREASE) IN
Accounts payable                                                         (136,224)        1,005,079
Customer deposits                                                          51,939           (68,648)
Other payable and accrued liabilities                                     122,584             7,989
Taxes payables                                                            (31,444)           91,757
Payroll & welfare payables                                                  4,377            31,835
                                                                      ------------      ------------
Net Cash Provided By Operating Activities                                 321,520         1,824,023
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                  (12,190)         (730,190)
                                                                      ------------      ------------
      Net Cash Used In Investing Activities                               (12,190)         (730,190)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes receivable                                             (494,317)         (327,987)
Funds (advanced) received from related parties                            184,430          (728,376)
                                                                      ------------      ------------
      Net Cash Provided By Financing Activities                          (309,887)       (1,056,363)
                                                                      ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (557)           37,470

 Effect of exchange rate changes on cash                                       50               134
 Cash and cash equivalents, beginning of year                             183,208            53,889
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    182,701            91,493
                                                                      ============      ============

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

During the first to third quarter of 2004, the Company had the following non-monetary transactions.

- Received inventories valued at $109,779 in settlement of outstanding accounts receivable of $109,779.

- Inventories, with a book value of $109,779 were exchanged for motor vehicles, valued at $138,944 resulting in a gain of $29,165.

During the nine months ended September 30, 2003, the Company received inventories, valued at $1,190,883 for settling an outstanding balance of accounts receivable, of $1,190,883 and inventories, with a book value of 123,237 were exchanged for motor vehicles, valued at $84,913 resulting in loss of 38,324.

               HUAYANG INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

           The interim condensed consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of Huayang International Holdings, Inc. and Subsidiary (the "Company" or "HIHI") and its subsidiary China Carbon Black Holdings Company Limited ("CCB"). All significant inter-company accounts and transactions have been eliminated in the consolidation.

           On September 20, 2004 and September 30, 2004, the Company filed a preliminary schedule 14C information statement pursuant to section 14(c) of the Securities Exchange Act of 1934 and definite schedule 14C information statement pursuant to section 14(c) of the Securities Exchange Act of 1934, respectively, to file an Amendment with the Nevada Secretary of State to change the name of the Company to "China Energy and Carbon Black Holdings, Inc."

           These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and
           Article 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the company's annual report Form 10KSB.

           In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 .

           Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 2 - NATURE OF COMPANY

           HIHI was incorporated under the laws of the State of Nevada in the United States. The condensed consolidated financial statements of the Company reflect the activities of its subsidiary CCB, a Company incorporated under the laws of Hong Kong SAR ("Hong Kong").

           CCB was a new subsidiary currently acquired by HIHI during the current quarter. On August 5, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of CCB pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, the Company acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 36,000,000 shares of its common stock. The Exchange resulted in a change of voting control of the Company. Also see Note 10.

           CCB owns 100% of Xin Jiang YaKeLa Carbon Black Limited ("YaKeLa"). From 2002 to 2004, YaKeLa mainly engaged in the business of sales and manufacturing of carbon black, a black powder made partly from the burning of natural gas. The product is used for making rubber tires and other rubber products. Starting in 2005 YaKeLa, with its own extraction facilities, will be capable of a full-scale extraction of natural gas to generate electricity and supply it to a nearby factory through its own power generators and power transmission networks.

           YaKeLa has obtained the license right to extract natural gas in Xin Jiang - YaKeLa natural gas field, one of the biggest natural gas field in China with over 50 billion cubic meters natural gas reserve and which provides one of the best quality natural gas in China without any contamination by impurities of carbon dioxide and nitride compounds.

           On September 30, 2004, the Company entered into an Agreement for Sale of Stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun, a shareholder of the Company and former Chief Executive Officer of the Company. Pursuant to the Sales Stock Agreement, the Company agreed to sell the 95% ownership interest in HAITONG owned by the Company to Mr. Gao Wan Jun. The closing under the Sale Stock Agreement was completed on September 30, 2004 and the Company transferred the 95% ownership interest in HAITONG to Mr. Gao Wan Jun and on this closing date and thereafter, HAITONG ceased to be a consolidated subsidiary of the Company and is reported as discontinued operations in the condensed consolidated finaincial statement.

           Therefore, as a result of the Exchange of CCB and Sales Stock Agreement for HAITONG, the Company reported CCB as a 100% owned subsidiary of the Company while HAITONG as a business unit on discontinued operations in all of the Company's condensed consolidated financial statements. Also see Note 11.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a)  Economic and Political Risks

           The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

           The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

           (b) Concentration of credit risk

           The Company has four major customers who accounted for the following percentage of total sales and total accounts receivable as of September 30, 2004 and for nine months ended September 30, 2004 and 2003:

                                     Sales                 Accounts Receivable
Major Customers            2004                 2003       September 30, 2004
---------------            ----                 ----       ------------------
Company A                   22%                 21%                19%
Company B                    0%                 11%               0.1%
Company C                    5%                  9%                 0%
Company D                   35%                 24%                42%

           The Company has two major suppliers of natural gas who accounted for the following percentage of total purchases and total accounts payable as of September 30, 2004 and for nine months ended September 30, 2004 and 2003:

                                    Purchases               Accounts Payable
Major Suppliers            2004                 2003       September 30, 2004
---------------            ----                 ----       ------------------
Company E                   54%                 11%                14%
Company F                   0%                  35%                56%

           (c)  Property, Plant and Equipment

           Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their respective estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

                     Buildings                                20 years
                     Machinery and equipment                  10 years
                     Motors vehicles                           5 years
                     Furniture and fixtures                    5 years

           The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

           (d)  Impairment of Long-Term Assets

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

           (e)  Accounts and Other Receivables

           Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

           There was no reserve for doubtful accounts at September 30, 2004.

           (f)  Inventories

           Inventories are stated at the lower of cost and net realizable value. Finished goods are determined on the weighted average cost basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The cost of packing materials and supplies is determined on the basis of weighted average.

           Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

           (g)  Cash and Cash Equivalents

           For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

           (h)  Fair Value of Financial Instruments

           The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, other receivables, advances to customers, accounts payable, accrued expenses, customer deposits and amounts due to/from related parties. Management has estimated that the carrying amount approximates fair values due to their short-term nature.

           (i)  Revenue Recognition

           Revenue represents the sale of carbon black and other non-monetary transactions, which is recognized upon the delivery of goods to customers, and acceptance by the customers.

           (j)  Retirement Benefits

           Retirement benefits are charged to operation at 14% of the payroll cost in the form of contributions under defined contribution retirement plans to the relevant authorities. As of September 30, 2004 and December 31 2003, the accrued retirement benefits payable were $ 48,958 and $34,314, respectively. The retirement benefits charged to operations were $22,336 and $40,914 in 9 months ended September 30 2004 and in year 2003, respectively.

           (k)  Foreign Currency Translation

           The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                                             September 30, 2004
                                                             -------------------
                 Year end RMB : US$ exchange rate                  8.2766
                 Average yearly RMB : US$ exchange rate            8.2766

           The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

           (l)  Income Taxes

           The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

           (m)  Reserve Funds

           In accordance with the PRC Companies Law, the Company is required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds. The surplus reserve funds are comprised of the statutory surplus reserve fund and the public welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. The public welfare fund is non-distributable and must be used for capital expenditures on staff welfare facilities.

             (n)  Use of Estimates

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

           (o) Comprehensive Income

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

           (p) Non-Monetary Transactions

           In the normal course of operations, and in accordance with industry custom, the Company trades its inventories or machineries with some of its customers and suppliers. These transactions are recorded at fair market value or relative market value, which uses retail price netting of relative depreciated amounts, when fair market value is not available. Gains or losses are recognized for the differences between the book value of the assets given up and the fair market value or relative market value of the assets traded in.

           When the assets traded in are considered held for re-sale, the cost method is used to record these transactions. No gain or loss is recognized for the assets traded in.

           (q) Recent Accounting Pronouncements

           In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

           Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

           In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

           SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

           Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

           In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

           The implementation of the above pronouncements are not expected to have a material effect on the Company's financial statement presentation or disclosures.

           (r) Reclassification

           Certain 2003 balances have been reclassified to conform to the 2004 presentation.

NOTE 4 - INVENTORIES

           Inventories consist of the following:

                                                              September 30, 2004
                                                             -------------------

                 Finished goods                              $          223,170
                 Packing materials and supplies                         161,201
                                                             -------------------
                                                             $          384,371
                                                             ===================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consist of the following:

                                                              September 30, 2004
                                                              ------------------
                 At cost:
                   Buildings                                  $         793,021
                   Machinery and equipment                            2,576,867
                   Motor vehicles                                       245,087
                   Furniture and fixtures                                11,420
                                                              ------------------
                                                                      3,626,395
                                                              ------------------

                 Less : Accumulated depreciation
                   Buildings                                             67,335
                   Machinery and equipment                              562,444
                   Motor vehicles                                       125,433
                   Furniture and fixtures                                 4,709
                                                              ------------------
                                                                        759,921
                                                              ------------------
                 Property, plant and equipment, net           $       2,866,474
                                                              ==================

           Depreciation expense for nine months ended September 30, 2004 and 2003 was $212,252 and $1,056,804, respectively.

           In 2003, the Company sold machinery with a net book value of $128,368 for $207,200. A gain of $78,836 has been recognized as other income.

NOTE 6 - DUE FROM / TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

           Due from related parties:
                                                             September 30, 2004
                                                             ------------------

                 Daxin Petrolic Tech. Co., Ltd.              $          1,514
                                                             ==================

           Due to related parties:
                                                             September 30, 2004
                                                             ------------------

                 Guozhuang Wang                              $          74,607
                 Guoyuan Wang                                            9,666
                 Daxin Petrolic Tech Co., Ltd.                         110,909
                 Tabei Carbon Black Co., Ltd.                            1,812
                                                             ------------------
                                                             $         196,994
                                                             ==================

           All the balances are unsecured, interest-free and have no fixed repayment terms.

           As of September 30, 2004, the Company purchased materials amounting to $62,042 from Wang Guo Zhuang, who is the president of the Company.

           In nine months ended September 2004 Daxin Petrolic Tech Co., Ltd., another company owned by the president of the Company, paid rental fees amounting to $30,206 on behalf of the Company, which were all repaid by the Company in 2004. In 2004, the Company paid rental fees of $36,247 to Daxin Petrolic Tech Co., Ltd. for a leased dynamotor. In addition, the Company loaned $32,296 to Daxin Petrolic Tech Co., Ltd. during nine months ended September 30, 2003, which has been fully written off when Daxin Petrolic Tech Co., Ltd. liquidated its business.

NOTE 7 -INCOME TAXES

           (a)  Corporation Income Tax ("CIT")

           In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for the Company is 33%. The Company is entitled to full exemption from CIT from 2002 to 2004 due to the approval of local government. No provision for CIT was made for 9 months ended September 30, 2004 as the Company enjoyed the CIT exemption.

           The Company's tax expense differs from the "expected" tax expense for the nine months ended September 30, 2004 (computed by applying the CIT rate of 33 percent to net profit) as follows:

                                                                              September 30, 2004
                                                                              ------------------
                 Computed "expected" expense                                  $      (498,301)
                 Non-taxable income net of non-deductible expenses                     588,021
                 Unused net operating loss carried forward                                  --
                 CIT exemption                                                         (89,720)
                                                                              ------------------
                 Income tax expense                                           $             --
                                                                              ==================

           The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of September 30, 2004 are as follows:

                                                                              September 30, 2004
                                                                              ------------------

                 Deferred tax assets:
                 Depreciation                                                 $         12,948
                 Expenses not yet deducted for tax purposes                             10,179
                                                                              ------------------
                 Total deferred tax assets                                              23,127
                 Valuation allowance                                                   (23,127)
                                                                              ------------------
                 Net deferred tax assets                                      $             --
                                                                              ==================

           (b)  Value Added Tax ("VAT")

           In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases. As of September 30, 2004, the VAT payable was $102,430.

NOTE 8 -NON-MONETARY TRANSACTIONS

           During first to third quarter of 2004, the Company received 485 sets of tires, valued at $109,779 from Hangzhou Zhongce Tire Co. for settlement of the outstanding balances of accounts receivable $109,779. The Company considers that all inventories traded in will be used for future sales. Thus, all tires received are valued based on cost method and no gain or loss has been recognized in first to third quarter of 2004.

           In February 2004, the Company exchanged sets of tires with a book value of $109,779 for 5 loading machines with a relative market value of $138,944. A gain of 29,165, which represents the excess of relative market values of assets traded in over the book values of the inventories exchanged, had been recognized as other income in 2004. As of September 30, 2004, the 485 sets of tires have been delivered, the Company have received the 5 loading machines.

           During 2003, the Company received 6,819 sets of tires, valued at $1,545,942 and 2,500 sets of tires, valued at $329,570 from Hangzhou Zhongce Tire Co. & Guizhou Tires Co. Ltd., respectively for settlement of the outstanding balances of accounts receivable $1,545,942 and $329,570. The Company considers that all inventories traded in will be used for future sales. Thus, all tires received are valued based on cost method and no gain or loss has been recognized in 2003.

           In April 2003, the Company exchanged 760 sets of tires with a book value of $94,240 for two motor vehicles with a relative market value of $60,410 and $24,503. A loss of $9,327, which represents the excess of book values of the inventories exchanged over the relative market values of assets traded in, had been recognized as other expense in 2003. The legal titles of the motor vehicles received are in the name of the president, Mr Wang Guo Zhuang. Mr Wang and the Company mutually agreed that Mr Wang held the motor vehicles on behalf of the Company and the Company's legal counsel has confirmed that they are the Company's assets. Currently, the Company is in the process of transferring the legal titles of the motor vehicles over to the Company. Such transfer procedures are expected to be completed in late 2004 or early 2005.

           In April 2003, the Company exchanged 455 sets of tires with a book value of $28,997 for a motor vehicle, which the re-saleable value cannot be reasonably estimated due to the lack of second hand market information in the PRC. A loss of $28,997 had been recognized as other expense. The legal title of the motor vehicle received is in the name of the president, Mr Wang Guo Zhuang. Mr Wang and the Company mutually agreed that Mr Wang held the motor vehicle on behalf of the Company and the Company's legal counsel has confirmed that they are the Company's assets. Currently, the Company is in the process of transferring the legal title of the motor vehicle over to the Company. Such transfer procedures are expected to be completed in late 2004 or early 2005.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Company leased three manufacturing production lines from a third party and a dynamotor from a related party in year 2004. Accordingly, for the nine months ended September 30, 2004, the Company recognized rental expense in the amount of $308,096.

           As of September 30, 2004, the Company has outstanding commitments in respect of non-cancellable operating leases for factory land use right, which fall due as follows:

               The minimum lease payments under non-cancellable operating leases:

               Within one year                                  $       102,699
                                                                ================

           The Company leased the land use right from the landlord, an independent third party, on a year to year renewal basis. The Company has obtained a representation from the landlord that the landlord has a 50 year land use right with the PRC and the landlord has guaranteed to lease the land use right to the Company as long as the Company wants to continue the lease within the period of the land use rights the landlord processes.

NOTE 10 - BUSINESS COMBINATION

           On August 5, 2004, the Company acquired China Carbon Black Holdings Company Limited ("CCB") and its 100% subsidiary, Yakela Carbon Black Co. Ltd.(Yakela) by exchanging 36,000,000 shares of its common stock for all of the common stock of CCB pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004.

           In connection with the acquisition of CCB, the Company issued to CCB's shareholders a total of 36,000,000 shares, valued at $1,800,000 ($0.05 each, according to 3-day average stock price after the contract date, July 15, 2004). The excess of the fair market value of the net assets acquired over the aggregate purchase price of $2,991,743 was recorded as negative goodwill. The negative goodwill amount was applied to the non-current assets of the accounting acquiree, HIHI. The acquisition was accounted for as a purchase and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

           The following summarizes the acquisition:

           Issuance of 36,000,000 shares of common stock       $      1,800,000
           Assets acquired                                          (13,188,311)
           Liabilities assumed                                        8,396,568
           Negative goodwill                                          2,991,743
                                                               -----------------
                                                               $             --
                                                               =================

NOTE 11 - DISCONTINUED OPERATIONS

           On September 30, 2004, the Company entered into a Sales Stock Agreement with Mr. Gao Wan Jun, a shareholder of the Company and former Chief Executive Officer. Pursuant to the Sales Stock Agreement, the Company agreed to sell all of its ownership interest in HAITONG to Mr. Gao and as consideration, Mr. Gao and HAITONG have agreed to assume and pay, and to hold the Company harmless from liability on the Company's obligation to Huayang International Investment, Ltd., a British Virgin Islands corporation, in the amount of $1,710,773, which has been shown on the Company's balance sheet as an amount due to a related party. In conjunction with the transfer of the Company's ownership interest in HAITONG to Mr. Gao, the Company have also agreed to write off a total of $175,505 in accounts receivable from Huayang Industry (Shenyang) Group, a company which is owned and controlled by Mr. Gao, and to cancel and write off a promissory note with a net value of $2,388,000 executed by Huayang Industry (Shenyang) Group. In association with the Sales Stock Agreement, HAITONG has ceased to become a consolidated subsidiary of the Company.

           Also, as a result of the sales, the following assets and liabilities of HAITONG have been removed from the consolidated balance sheet of the Company:

           o The $175,505 in accounts receivable from Huayang Industry (Shenyang) Group and the associated promissory note with a net value of $2,388,000 executed by Huayang Industry (Shenyang) Group, which have been assigned by HAITONG to the Company through a unanimous board consent from HAITONG, were written off.
           o Income taxes payables of $6,600, other taxes payables of $5,000 and other payables & accrued liabilities of $33,501 as of August 5, 2004, were transferred to Mr. Gao from the books of the Company as of September 30, 2004 to reflect that Gao Wan Jun and HAITONG assumed all the liabilities of the Company as of August 5, 2004
           o All the assets and liabilities of HAITONG as of September 30, 2004, were written off from the books of the Company on September 30, 2004, including:

                MAJOR ASSETS:

                Real estate rental property, net                 $     6,519,561
                Real estate held for development and sale        $     2,480,152
                Cash and cash equivalents                        $       354,321
                Accounts receivable                              $        19,120
                Notes receivable from related company            $     2,309,471
                Due from related company, net                    $       531,823
                Other asset / Investment in subsidary            $        32,964

                MAJOR LIABILITIES:

                Accounts payable and accrued liabilities         $       790,445
                Bank loan                                        $     3,289,157
                Advance from customers                           $         5,817
                Amount due to related parties                    $       719,062
                Taxes payable                                    $     2,329,620

NOTE 12 - BANK LOANS

           The Company formerly had bank loans bearing interests at a rate of 6.44% per annum and were secured by the Company's real estate owned through HAITONG and guaranteed by its subsidiary HAITONG. The bank loans were in default. According to the terms of the loan agreements, the banks have the right to impose default interests at a daily rate of 0.021% and the Company had accrued interest at the default rate.

           Pursuant to the Sales Stock Agreement, the Company agreed to sell all of its ownership of HAITONG to Mr. Gao. and as a results, the debt was also transfer to Mr. Gao.

NOTE 14 - SUBSEQUENT EVENT

           On November 8, 2004, the Company has filed a Form S-8 registration statement under the Securities Act of 1933 to register a total of 40,000 shares for an individual. The Company has signed a consultant agreement with the individual on October 30, 2004 to employ her to assist the Company to provide updated market information and data analyses for the Company in greater China region from October 30, 2004 to October 29, 2004.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

           Our discussion and analysis of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are:

A. Inventory reserves
B. Reserve for uncollectible receivables
C. Impairment losses on long-lived assets

           We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statement footnotes be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. We account for our inventories at the lower of cost or market on the first-in, first-out basis.
B. We evaluate impairment of our long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
C. We recognize revenue when merchandise is shipped and title passes to the customer and collectibility is reasonably assured.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO
----------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------

For the quarter ended September 30, 2004 revenues decreased by $350,243 or 27% to $967,511 from $1,317,754 as compared to the corresponding period of the prior year. This decrease was attributed primarily to the decrease in sales volume of the existing product of carbon black.

Cost of sales decreased by $180,027 or 20% to $708,532 from $888,559 for the three months ended September 30, 2004, as compared to the corresponding period of the prior year. This decrease resulted from the decreased product costs incurred as associated with decrease in sales of the existing product of carbon black of the Company.

The gross profit margin has decreased from 33% to 27%. This was mainly due to increase in the raw material usage rate and wastage rate as a result of less effective usage of raw materials that was resulted from lower production scale in associated with decrease in sales volume.

Selling and administrative expenses increased by $23,027 or 28% to $104,473 as compared to the corresponding period of the prior year. This increase was attributed primarily to increase selling and marketing in order to stimulate the sales activities of the Company in the forth quarter especially the Company experienced a reduction in sales volume in the current quarter.

General and administrative expenses decreased by $2,174 or 5% to $38,645 as compared to the corresponding period of the prior year. This decrease is attributed to decrease in sales volume that resulted in decrease in administrative activities.

Our income from continued operations has decreased by $190,973 or 62% to $115,928 from $306,901.

We reported a loss from discontinued operations of $73,694 and from disposal of discontinued operations of $4,571,775 in the current quarter as a result of disposal of Shenyang Haitong House Properties Development Limited ("HAITONG").

RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE
-------------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------

For the nine months ended September 30, 2004 revenues decreased by $297,518 or 10% to $2,762,858 from $3,060,376 as compared to the corresponding period of the prior year. This decrease is attributed primarily to the decrease in sales volume of our existing product of carbon black.

Cost of sales decreased by $54,770 or 3% to $1,998,978 from $2,053,748 for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year. This decrease resulted from the decreased product costs incurred as associated with decrease in sales of our product of carbon black.

The gross profit margin has decreased from 33% to 28%. This was mainly due to increase in the raw material usage rate and wastage rate as a result of less effective usage of raw materials that was resulted from lower production scale in associated with decrease in sales volume.

Selling and administrative expenses increased by $132,121 or 64% to $338,025 as compared to the corresponding period of the prior year. This increase was attributed primarily to increased selling and marketing efforts as compared to the same period of the prior year.

General and administrative expenses increased by $52,505 or 42% to $177,627 as compared to the corresponding period of the prior year. This is mainly due to increase in administrative activities in associated with corporate developments and expansion of business.

Our income from continued operations decreased by $448,892 to $293,563 from $742,455

We reported a loss from discontinued operations of $223,535 and from disposal of discontinued operations of $4,571,775 in the current quarter as a result of disposal of Shenyang Haitong House Properties Development Limited ("HAITONG").

RECENT DEVELOPMENTS
-------------------

           On August 5, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holdings Company Limited ("CCB") pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, the Company acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 36,000,000 shares of its common stock. The Exchange resulted in a change of voting control of the Company.

           CCB owns 100% of Xin Jiang YaKeLa Carbon Black Limited ("YaKeLa"). From 2002 to 2004, YaKeLa mainly engaged in the business of sales and manufacturing of carbon black, a black powder made partly from the burning of natural gas. The product is used for making rubber tires and other rubber products. Starting in 2005 YaKeLa, with its own extraction facilities, will be capable of a full-scale extraction of natural gas to generate electricity and supply it to a nearby factory through its own power generators and power transmission networks.

           YaKeLa has obtained the license right to extract natural gas in Xin Jiang - YaKeLa natural gas field, one of the biggest natural gas field in China with over 50 billion cubic meters natural gas reserve and which provides one of the best quality natural gas in China without any contamination by impurities of carbon dioxide and nitride compounds.

           On September 30, 2004, the Company entered into an Agreement for Sale of Stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun. Pursuant to the Sales Stock Agreement, the Company agreed to sell the 95% ownership interest in HAITONG owned by the Company to Mr. Gao Wan Jun. The closing under the Sale Stock Agreement was completed on September 30, 2004 and the Company transferred the 95% ownership interest in HAITONG to Mr. Gao Wan Jun and on this closing date and thereafter, HAITONG ceased to be a consolidating subsidiary of the Company to be reported under its condensed consolidated financial statements.

           For the quarter ended September 30, 2004 revenues has reached $967,511 and the total revenue for nine months ended September 30, 2004 amounted to $2,762,858. Revenue is attributed primarily to sales of our existing product of carbon black.

           Cost of sales increased by $708,532 for the three months ended September 30, 2004 and totaled to $1,998,978 for the nine months ended September 30, 2004. This increase resulted from associated increase in production cost to support increase in sales of the product of the Company.

           The gross profit margin was 27% for the current quarter and 28% for the nine months ended September 30, 2004.

           Selling and administrative expenses increased by $104,473 for the current quarter to $338,025 for the nine months ended September 30, 2004. This increase is attributed primarily to increased selling and marketing overheads in order to support increase in sales.

           General and administrative expenses increased by $38,645 for the current quarter to $177,627 for the nine months ended September 30, 2004. This increase is attributed to increase in activity level as a result of increase in sales the Company's product.

           Our net loss was $4,529,541 for the current quarter and $4,501,965 for the nine months ended September 30, 2004 mainly due to loss from discontinued operations of HAITONG.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           We have funded capital requirements through cash flow from operations. As of September 30, 2004 we had a cash balance of $182,701 and a working capital surplus of $1,327,884.

           Cash flow generated from our existing operations will be sufficient to fund our working capital needs of the Company. We have sufficient cash inflow streams attributable from our cash flow from operations and we do not anticipate any material liquidity issues in the near future.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

           In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

           Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

           In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

           SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

           Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

           In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB105 is effective for derivative instruments, entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

           The implementation of the above pronouncements are not expected to have a material effect on the Company's financial statement presentation or disclosures.

ITEM 3     CONTROLS AND PROCEDURES

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

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           We are not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceeding.

ITEM 2     CHANGES IN SECURITIES

Issuance of shares pursuant to the share exchange (the "Exchange")
------------------------------------------------------------------

           On August 5, 2004, the Company completed the Exchange with the stockholders of CCB pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, the Company acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 36,000,000 shares of its common stock.

Cancellation and reissuance of stock to Gao Wan Jun and his designees
---------------------------------------------------------------------

           As a condition to, completion of the Exchange, the designees of a principal shareholder of the Company, Gao Wan Jun, agreed to surrender a total of 5,460,000 of their shares for the Company to issue to Gao Wan Jun (but the shares are issued to his designees instead of himself) a total of 3,240,000 shares of restricted stocks of the Company following completion of the Exchange.

           The following table sets forth, as of August 5, 2004 (immediately following the Exchange, cancellation and reissuance of stock), stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company, as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of the Company except as may be otherwise noted.

                                              NUMBER OF SHARES
NAME                                        BENEFICAILLY OWNED   PERCENTAGE OF CLASS
------------------------------------------------------------------------------------
Huayang International Trust                           540,000                 1.41%

Gao Wan Jun (1) (2)                                   540,000                 1.41%

Guo Yuan Wang                                      30,178,382                78.92%

Wang Yufei (2)                                              0                    0%

Wang Shao Hua (2)                                           0                    0%

Yu Yingtian (2)                                             0                    0%

Yin Liangpei (2)                                            0                    0%

Wang Yunfen (2)                                             0                    0%

All officers and directors as a group                 540,000                 1.41%

(1) Gao Wan Jun is the Trustee of the Huayang International Trust and he and his family are the beneficiaries of the trust. Accordingly, they may be deemed to be the beneficial owners of the shares owned by such trust.
(2) The person listed is currently an officer, a director, or both, of the Company.

Reverse Split in pursuant to Board of Directors approval
--------------------------------------------------------

           On September 17, 2004, the Board of Directors unanimously approved and ratified, subject to the approval of the Company's stockholders, the Reverse Split resulted in a reduction of the number of issued and outstanding shares of the Company from 38,240,807 to approximately 6,373,379 shares. As of the effective date of the Reverse Split, each previously outstanding share shall be reduced to 0.1667 shares. However, no fractional shares will be created as a result of the reverse split. Accordingly, the number of shares owned by any shareholder who would otherwise receive a fractional share, will be rounded up to the next nearest whole number. As a result, on September 20, 2004 and September 30, 2004, the Company filed a preliminary schedule 14C information statement pursuant to section 14(c) of the Securities Exchange Act of 1934 and definite schedule 14C information statement pursuant to section 14(c) of the Securities Exchange Act of 1934, respectively, to record such Reverse Split

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           As of June 30, 2004, the Company, though its subsidiary HAITONG, had total bank debt of $3,298,456 which is in default. All of the bank debt of HAITONG is secured by properties in the Mansion. As of June 30, 2004, the lenders of HAITONG held an aggregate of $3,298,456 of liens against the Mansion as security for bank loans of the same amount. HAITONG is in default under such bank loans. The loans are immediately due and payable and the bank may foreclose on the Mansion.

           On September 30, 2004, the Company entered into an Agreement for Sale of Stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun. Pursuant to the Sales Stock Agreement, we agreed to sell all of the Company's ownership of HAITONG to Mr. Gao. As a result of the transfer of the Company's ownership interest in HAITONG to Mr. Gao, HAITONG has ceased to become a subsidiary of the Company and that the mentioned bank loans, which is under the possibility of default, is no longer considered as a default on senior securities of the Company and any future action that might be taken by the lender will not have any material adverse effect on the Company.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On September 17, 2004, the Board of Directors unanimously approved and ratified, subject to the approval of the Company's stockholders, the Reverse Split and the Amendment detailed as follows:

Description of Amendment
------------------------

           The Amendment resulted in the name of the Company being changed from "Huayang International Holdings, Inc." to "China Energy and Carbon Black Holdings, Inc."

           The purpose of the name change is to reflect the changed nature of the Company's business following the Exchange. The name change is reflected in the form of Amendment to Articles of Incorporation.

Description of the Reverse Split
--------------------------------

           The Reverse Split resulted in a reduction of the number of issued and outstanding shares of the Company from 38,240,807 to approximately 6,373,379 shares. As of the effective date of the Reverse Split, each previously outstanding share shall be reduced to 0.1667 shares. However, no fractional shares will be created as a result of the reverse split. Accordingly, the number of shares owned by any shareholder who would otherwise receive a fractional share, will be rounded up to the next nearest whole number.

           The purpose of the Reverse Split is to reduce the number of outstanding shares in an effort to increase the market value of the remaining outstanding shares.

           The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Reverse Split and the Amendment was September 30, 2004 (the "Record Date"). On the Record Date, stockholders owning greater than a majority of the outstanding shares of Common Stock approved the Reverse Split and the Amendment by action taken without a meeting in accordance with Nevada law. No further vote of our stockholders is required.

           As a result, on September 20, 2004 and September 30, 2004, the Company filed a preliminary schedule 14C information statement pursuant to section 14(c) of the Securities Exchange Act of 1934 and definite schedule 14C information statement pursuant to section 14(c) of the Securities Exchange Act of 1934, respectively, to record such Reverse Split and Amendment.

           On the effective date of the Reverse Split the number of issued and outstanding shares of common stock of the Company will be reduced from a total of 38,240,807 shares which were outstanding on the Record Date, to approximately 6,373,468 shares.

           When filed with the Nevada Secretary of State, the Amendment will change the name of the Company to "China Energy and Carbon Black Holdings, Inc."

ITEM 5     OTHER INFORMATION

Resignation of directors
------------------------

           On August 5, 2004, the Company completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holdings Limited, a Hong Kong corporation ("CCB") pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004 as described earlier in Part 1 Item 1 of this report and the Exchange resulted in a change of voting control of the Company. The Company has a total of 38,240,807 shares issued and outstanding after the Exchange, of which 30,178,382, or approximately 78.92%, are owned by persons who were previously stockholders of CCB.

           There has not yet been any immediate change in the officers and directors of the Company subsequent to completion of the Exchange however, on September 29, 2004 the following directors of the Company resigned from the Board of Directors:

           o          Wang Shao Hua
           o          Yu Yin Tian
           o          Yin Liang Pei
           o          Wang Yun Fen
           o          Wang Yu Fei

           The resignations were not the result of any known disagreements with the Company on any matter relating to the Company operations, policies or practices.

Appointment of new directors
----------------------------

           On September 29, 2004, Gao Wan Jun, the sole remaining member of the Board of Directors, appointed the following persons to fill the vacancies on the Board created by the resignations of the previous directors:

                     GUO YUAN WANG: Mr. Guo was the founder and President of Xin Jiang YaKeLa Carbon Black Limited, a company he started in 1999. Prior to 1999, he was a senior manager of an oil and gas production division for China National Petroleum Corporation, the parent company of PetroChina (NYSE: PTR). Mr. Guo began his career with China National Petroleum Corporation in 1980. He obtained his bachelor's degree in petroleum engineering in 1980 from the University of Petroleum in China.

                     LUN XING: Mr. Xing began his career with Xin Jiang YaKeLa Carbon Black Limited in 2000 as an assistant plant manager. Currently, he is responsible for overall production, engineering, research and development, quality control, procurement, and the day-to-day operations of YaKeLa. Before joining YaKeLa, Mr. Xing began his career at Chongqing Yongchuan as maintenance engineer in 1985. He spent fifteen years at the Chongqing Yongchuan Chemical Production Company as operations manager, production manager and maintenance manager for carbon black plant. He obtained his bachelor's degree in Chemical Engineering from Sichuan Luzhou Chemical College.

                     MEI QI ZHANG: Ms. Zhang has been the financial controller of Xin Jiang YaKeLa Carbon Black Limited since 2001. Prior to that time she held several positions with Xinjiang Tianke Chemical Company as accountant, accounting directors, and financial controller. She obtained her bachelor's degree in accounting from Xinjiang Communication College in China.

                     LIANG MIN ZHOU: Mr. Zhou began his career with Xin Jiang YaKeLa Carbon Black Limited as manager of quality control. Prior to joining YaKeLa, he held various positions with the Chongqing Yongchuan Chemical Production Company, including controls engineer and manager of automation. Mr. Zhou obtained his bachelor's degree in electrical engineering from Sichuan Chengdu Scientific University.

                     QING GUANG KONG: Mr. Kong began his career in 2001 with Xin Jiang YaKeLa Carbon Black Limited as an engineering manager in the production department. Subsequently he assumed the duties of manager for quality control and new product research and development. He is the Director of Production in YaKeLa and is responsible for production engineering at the carbon black production plants. Prior to joining YaKeLa, he held numerous positions at the Chongqing Yongchuan Chemical Production Company, including process engineer, associate director and director. Mr. Kong obtained his bachelor's degree in Chemical Engineering from Chongqing Chemical College.

Resignation of officers and appointment of new officers
-------------------------------------------------------

           On September 30, 2004, following the appointment of the successor members of the Board of Directors, Gao Wan Jun resigned from the Board of Directors of the Registrant. The resignation of Gao Wan Jun was not the result of any known disagreement with the Registrant on any matter relating to the Registrant operations, policies or practices.

           On the same day, Gao Wan Jun resigned also as the chief executive officer of the Company while Wang Yu Fei resigned as the chief financial officer of the Company. As a result, the Board of Directors of the Company has appointed Gao Wan Jun and Mei Qi Zhang to fill the vacancies of chief executive officer and chief financial officer, respectively.

           The resignations were not the result of any known disagreements with the Company on any matter relating to the Company's operations, policies or practices.

Signing of material agreements and disposal of assets
-----------------------------------------------------

           On September 30, 2004, the Company entered into an Agreement for Sale of Stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun. Pursuant to the Sales Stock Agreement, the Company agreed to sell all its ownership of 95% interest in HAITONG owned by the Company to Mr. Gao Wan Jun.

           As consideration for the sale of the Company's ownership interest in HAITONG, Mr. Gao and HAITONG have agreed to assume and pay, and to hold the Company harmless from liability on the obligation to Huayang International Investment, Ltd., a British Virgin Islands corporation, in the amount of $1,710,773, which has been shown on the balance sheet as an amount due to a related party. In conjunction with the transfer of the ownership interest in HAITONG to Mr. Gao, the Company have also agreed to write off a total of $175,505 in accounts receivable from Huayang Industry (Shenyang) Group, a company which is owned and controlled by Mr. Gao, and to cancel and write off a promissory note with a net value of $2,388,000 executed by Huayang Industry (Shenyang) Group.

           The sale of the Company's ownership interest in HAITONG was for the purpose of divesting the Company's interest in the real estate operations that have been carrying on through that entity. Prior to completion of the transaction with CCB, Mr. Gao was one of the Company's principal shareholders, and also served as one of the officers and directors. He was also the owner of the additional 5% ownership interest in HAITONG which the Company does not own. As a result, he has been substantially involved in the business operations carried on through HAITONG and has an interest in taking over the operations of HAITONG.

           The closing under the Agreement for Sale of Shares (the "Agreement") with Gao Wan Jun was completed on September 30, 2004. On that date, the Company transferred its 95% ownership interest in HAITONG to Mr. Gao in consideration of the agreement of Mr. Gao and HAITONG to assume and pay and hold the Company harmless from liability on the obligation to Huayang International Investment Ltd., in the amount of $1,710,733. In conjunction with the transfer of the Company's ownership interest in HAITONG to Mr. Gao, the Company also wrote off a total of $175,505 in accounts receivable from Huayang Industry (Shenyang) Group, a company which is owned and controlled by Mr. Gao, and have cancelled and written off a promissory note with a net value of $2,388,000 executed by Huayang Industry (Shenyang) Group.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit Number            Description
      --------------            -----------

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

(b) Reports on Form 8-K

During the nine months ended September 30, 2004, the Company filed the following reports on the Form 8-K:

      Form            Filing date                  Event reported
      ----            -----------                  --------------
      8K              August 19, 2004              Change in Control of Registrant
      Pre 14C         September 20, 2004           Preliminary Information Statement
      8K              September 29, 2004           Departure of Directors or Principal Officers
                                                   Election of Directors, Appointment of Officers

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Huayang International Holdings, Inc.

           /s/ Guo Yuan Wang

           ------------------------------------
           Name      : Guo Yuan Wang
           Title     : Chairman, President and
                       Chief Executive Officer

           Date: November 22, 2004

           /s/ Mei Qi Zhang
           ------------------------------------
           Name      : Mei Qi Zhang
           Title     : Chief Financial Officer

           Date: November 22, 2004