Form 10KSB
period 2004-12-31
CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
filed 2005-03-28
CIK 1110569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.

                                 --------------

                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                      58-1667944
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               Commission File No:
                                     0-29015

   B-27C, Construction Plaza, No. 26, Guang Ming Road, Urumqi, Xinjiang, China
                    (Address of principal executive offices)

                                 86-991-883 8589
                (Issuer's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $0.12 PER SHARE
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]       No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2004 were $3,169,192.

         The aggregate market value of the common stock held by non-affiliates as of March 21, 2005 was $5,371,121

         State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities      Number of Shares Outstanding as of
----------------------------------------
                                              December 31, 2004
                                              -----------------
Common Stock, $0.12 par value                 7,013,687

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                   TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I
          ITEM 1.  Description of Business                                                                           2

          ITEM 2.  Description of Properties                                                                         7

          ITEM 3.  Legal Proceedings                                                                                 7

          ITEM 4.  Submission of Matters to a Vote of Security Holders                                               7

PART II
          ITEM 5.  Market for Common Equity and Related Stockholder Matters                                          7

          ITEM 6.  Management's Discussion and Analysis                                                              8

          ITEM 7.  Financial Statements                                                                             14

          ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
                                                                                                                    15

          ITEM 8A.  Controls and Procedures                                                                         15

PART III
          ITEM 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance With Section
          16(A) of the Exchange Act                                                                                 15

          ITEM 10.  Executive Compensation                                                                          17

          ITEM 11.  Security Ownership of Certain Beneficial Owners and Management                                  17

          ITEM 12.  Certain Relationships and Related Transactions                                                  17

          ITEM 13.  Exhibits                                                                                        18

          ITEM 14.  Principal Accounting Fees and Services                                                          18


                                       ii

         This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

         Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China. For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.3 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

         China Energy & Carbon Black Holdings, Inc., formerly known as Huayang International Holdings, Inc., is a leading Chinese carbon black producer located in China's northwestern Xinjiang province. Through its proprietary technology, it produces various grades of carbon black from stranded natural gas. In China, carbon black is used in tires making, road building, steel manufacturing and other industrial applications.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

         Our company, China Energy & Carbon Black Holdings, Inc. ("we", "us", "our", "CHEY", the `Company" or "our Company"), was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "CHEY". The Company was formerly known as Huayang International Holdings, Inc. and before January 5, 1996 the Company was named as Power Capital Corp. ("PCC")

         On December 29, 1995, PCC signed an acquisition agreement, as amended on January 5, 1996, with the Huayang International Trust (the "Trust"), whereby the Trust sold its 95% investment in Haitong and 20% investments in the Hotel Group, which includes Hotel, Business Center and Garage, to PCC in exchange for 6,000,000 shares of common stock of PCC. On January 5, 1996, 6,000,000 shares were transferred to the Trust. At the date of acquisition, PCC changed its name to Huayang International Holdings, Inc. Our shares commenced trading on the OTC Bulletin Board under the symbol "HIHI" from January 24, 1996. On December 15, 1999, the Company's shares were delisted from the OTC Bulletin Board because it was not in compliance with the newly adopted OTC Bulletin Board Eligibility Rule, which requires all companies to be fully reporting under the Securities Exchange Act of 1934, and for their Form 10SB to be in a "no comment" stage with the Securities and Exchange Commission (the "Commission"). On January 10, 2002, the Company completed requirements to comply with the Eligibility Rule and was re-listed on the OTC Bulletin Board under the symbol "HIHI".

         On August 5, 2004, HIHI completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holdings Company Limited, a Company incorporated under the laws of Hong Kong SAR ("CCB"), pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, HIHI acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 6,000,000 (after 6:1 reverse split) shares of its common stock. The Exchange resulted in a change of voting control of the Company.

         CCB owns 100% of Xin Jiang YaKeLa Carbon Black Limited ("YaKeLa"). From 2002 to 2004, YaKeLa mainly engaged in the business of sales and manufacturing of carbon black, a black powder made partly from the burning of stranded natural gas. The product is used for making rubber tires, road building, steel manufacturing and other rubber products.

         On September 17, 2004, the Board of Directors unanimously approved and ratified an Amendment that resulted in the name of the Company being changed from "Huayang International Holdings, Inc." to "China Energy and Carbon Black Holdings, Inc."

         On September 30, 2004, the Company entered into an Agreement for Sale of Stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun, a shareholder of the Company and former Chief Executive Officer of the Company. Pursuant to the Sales Stock Agreement, the Company agreed to sell the 95% ownership interest in Shenyang Haitong House Properties Development Limited ("HAITONG") owned by the Company to Mr. Gao Wan Jun. The closing under the Sale Stock Agreement was completed on September 30, 2004 and the Company transferred the 95% ownership interest in HAITONG to Mr. Gao Wan Jun and on this closing date and thereafter, HAITONG ceased to be a consolidated subsidiary of the Company.

BUSINESS OVERVIEW

         The Company, through China Carbon Black Holdings Company Limited, owns 100% of Xin Jiang YaKeLa Carbon Black Limited ("YaKeLa"), a company registered in China.

         YaKeLa is a leading and fast growing Chinese carbon black producer in China's northwestern XinJiang province. Our headquarters are in Urumqi and manufacturing facilities are in YaKeLa natural gas field. Xinjiang province is located in northwestern part of China. It is the largest province in China with a landmass of 1.67 million square kilometers and a total population of 19.25 million. It has the most abundant fossil fuel and natural gas reserve in the country.

         The Company was founded in 1991 by Sinopec Tabei and was subsequently acquired by Guo Yuan Wang in 1996. Starting from 1996, YaKeLa mainly engaged in the business of sales and manufacturing of carbon black. We buy stranded natural gas (a form of natural gas derived from oil exploration and production) from SINOPEC and PetroChina. With the Company's proprietary technology, we process stranded natural gas into various grades of carbon black. Carbon black is widely used in tire making, road building and steel manufacturing in China. The quality of our natural gas carbon black is superior to that of tar carbon black in that our product is cleaner to make and easier to purify.

OUR PRODUCTS

         We produce two major types of carbon blacks:

Half complement stranded natural gas carbon black
-------------------------------------------------

         Stranded natural gas carbon black is composed of 100% pure carbon. It can be used as an additives to rubber and plastics to strength the rubber product and ensure durability. Also, it can increase elasticity, heat isolation, extendability and reduce aging of composite rubber and plastics. It is widely employed for plastic manufacturing, tire manufacturing and road building.

Ultra pure stranded natural gas carbon black
--------------------------------------------

         It is also composed of 100% pure carbon, but is condensed in much higher temperatures and under special conditions. It is the most important raw material and carbon component for refinery of composite metal and heavy duty metal (under the temperature of 1,200 - 2,200 Celsius). It can also be used as raw material for graphite / graphite related products / graphite conductors.

PRODUCTION FACILITIES

         Our production facilities are located in YaKaLe natural gas field in Xinjiang province. The facilities occupy 584,000 square feet of land and there are a total of 18 buildings within the Company's premises, including:

         o        A 100 foot tall, 3,600 cubic feet water tank

         o        2 power plants / generators for the Company use

         o        1 controlling center

         o        Natural gas / raw material injection facility

         o        Carbon Black production facilities

         o        2 storage facilities for natural gas and carbon black

         o        1 quality control room / product testing laboratory

         o        Facility maintenance building

TARGET MARKETS AND PRINCIPLE CUSTOMERS

         Our products are targeted for the following industrial customers to meet their specific manufacturing needs:

Half complement stranded natural gas carbon black
-------------------------------------------------

         Stranded natural gas carbon black is a vital raw material for tire manufacturers, industrial plastic product manufacturers, electrical cable producers and wire manufacturers.

         Our principle customers include:

         o        Hongzhou Chong Che Tire Company Limited

         o        Gui Zhou Guiyang Tires Company Limited

         o        Dong Feng Lion Tires Company Limited

         o        Dong Hua Rubber Limited

         o        Dong Tian Rubber and Chemicals Limited

         o        Hongzhou Lin Sin Chemicals Holdings Limited

         o        Xinjiang Kueng Lueng Chemical Holdings Limited

Ultra pure stranded natural gas carbon black
--------------------------------------------

         Super pure stranded natural gas carbon black is one of the most important ingredients for heavy duty metal manufacturers, composite metal manufacturers and graphite conductor manufacturers.

         Our principle customers include:

         o        Shanghai Metal Refinery Company Limited

         o        Xiamen Gene Lu Metal Refinery Company Limited

         o        Nan Nan Aluminum Refinery Company Limited

         o        Hubei Pure Metal Company Limited

         o        Fujian Po Tian Metal Company Limited

SALES AND MARKETING

         We use both direct selling and channeling to distribute our products throughout all of China.

         YaKeLa has direct sales team to contact and serve customers. We have 12 direct sales representatives in 12 difference provinces in China reporting directly to Chief Executive Officer.

         YaKeLa also distributes its products through regional distributors. During the 8 years of operations in China's carbon black market, we have established our regional distribution networks throughout all of China to serve our customers as follows:

Half complement stranded natural gas carbon black
-------------------------------------------------

         We have a total of 10 well-established regional distributors all over China and most of them are located in Northwestern, Central and Eastern parts of China.

Ultra pure stranded natural gas carbon black
--------------------------------------------

         We have a network of 30 well-established regional distributors all over China. The majority of these distributors have their offices located in major cities in China, e.g., Shanghai, Xiamen, Guangzhou, Beijing and Shenzhen.

         Distributor networks can help to better serve our customers as China is such a big market and regional distributors enjoy benefits of proximity to the customers that can react to customers' needs and wants quickly and efficiently.

COMPETITION

The competitive environment
---------------------------

         There exist only a limited number of natural gas carbon black producers in China and we have not encountered severe competition.

Our competitive advantage
-------------------------

         We engage in production of stranded natural gas carbon black, a high demand, fast growing and resource oriented industry of which production technique and process is of foremost importance. Our competitive edges are derived from:

         o Our proximity to resources - we are located in Xinjiang province, the province with the most abundant fossil fuel and natural gas reserve in the country. Therefore, we enjoy the benefit of proximity to raw material;

         o Our ability to access raw material - we purchase stranded natural gas directly from Sinopec and PetroChina, two of the biggest fossil fuel suppliers in China, with large quantity; and

         o Our mass production capability - With our propriety technology and facilities, we are capable of mass production of carbon black, up to 14,000 tons per annum. Not only do we guarantee a non-stop supply of carbon black to our customers for their production needs but also we have lowered costs of production as a result of mass production.

                  In the next two years, we plan to pursue the following measures to maintain our competitiveness:

         o Focus on sales channel developments, improve our existing sales channels and distribution network to better penetrate the markets;

         o Vertically integrated with fossil fields / natural gas fields and transmission pipe facilities to better control the manufacturing process;

         o Expand our production capacity to further lower the cost through scale of production.

Competitors
-----------

         For stranded natural gas carbon black, our major competitor is Guangxi Bei Hei Ocean Fossil Fuel Carbon Black Company Limited and its current annual production capacity is approximately 8,000 tons per annum. For super pure stranded natural gas carbon black, our major competitor is Sichuen Chuen Nam Carbon Black Company Limited with an annual production capacity of 700 tons.

PRINCIPAL OFFICE

         Our principle office is located at B-27C, Construction Plaza, No. 26, Guang Ming Road, Urumqi, Xinjiang, China.

EMPLOYEES AND ORGANIZATION

         As of December 31, 2004, we had approximately 120 full-time employees.

         The organization of YaKeLa is divided into 5 departments: sales department, production department, quality assurance department, administration department and technical service department.

Sales department
----------------

         Sales department is responsible for direct selling to customers in difference provinces throughout China. We have 12 direct sales representatives in 12 difference provinces in China

Production department
---------------------

         Production department is divided into 2 separate production lines, and controls the overall processes of production of carbon black.

Quality assurance department
----------------------------

         Quality assurance department ensures the quality of products. It is also responsible for the improvement of future product qualities through research and development to enhance product design and the production process. It is subdivided into:

         o        Research and development (laboratory) division

         o        Industrial safety division

         o        Product design division

Administration department
-------------------------

         It is responsible for the general administration of the whole Company and is further subdivided into:

         o        Administration division

         o        Finance division

         o        Purchase division

         o        Material supply division

Technical service department
----------------------------

         It supports the production department with technical support on facilities and equipment used in the production. It is subdivided into:

         o        Power division

         o        Repair and maintenance division

         o        Facilities division

BUSINESS DEVELOPMENT AND ACQUISITIONS

         In 2004 our main focus was to consolidate our carbon black production and sales subsequent to the signing and completion of the Agreement for Share Exchange on July 15, 2004 and August 5, 2004, respectively. In order to focus ourselves on the carbon black business, on September 30, 2004, we also entered into and completed an Agreement for Sale of Stock to sell the 95% ownership interest in Shenyang Haitong House Properties Development Limited ("HAITONG") owned by the Company to Mr. Gao Wan Jun. By spinning off HAITONG our Company ceased to engage in property business and we operated carbon black sales and productions as our sole business.

         In beginning of 2005 we also diversified into energy and power business. As pursuant to a form 8-K current report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed on January 20, 2005, we entered into an Agreement for Share Exchange (the "Agreement") with South Xinjiang Power Holdings Limited, a Hong Kong corporation ("South Xinjiang"), and Mr. Wang Lei ("Shareholder"), the sole shareholder of South Xinjiang on January 14, 2005. Pursuant to the Agreement, we agreed to acquire 100% of the issued and outstanding shares of South Xinjiang in exchange for the issuance of 1,338,150 shares of our common stock. South Xinjiang owns a power plant in Xinjiang, a northwestern province in China, with an estimated net asset value of approximately $1,000,000. In the event of completion of the share exchange transaction contemplated by the Agreement, South Xinjiang will be a wholly-owned subsidiary of the Company.

         Furthermore, we plan to provide additional services to our existing customers by diversifying into technology service. We discovered that many of our business partners and customers in China have pressing needs for an up-to-date IT infrastructure. As a result, on January 11, 2005, we filed a form 8-K current report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to announce that we completed a share exchange transaction with the shareholders of AT Group Limited, a Hong Kong corporation engaged in IT servicing business ("AT Group") by issuing 300,000 shares of our common stock to the shareholders of AT Group in exchange for 100% shareholdings of AT Group on January 10, 2005. Following completion of the share exchange transaction, AT Group became our wholly-owned subsidiary.

ITEM 2. DESCRIPTION OF PROPERTIES

         Our production facilities are located in YaKaLe natural gas field in Xinjiang province. We own the following properties in China:

         o        584,000 square feet piece of land

         o        A total of 18 buildings within the Company premise (See also
                  ITEM 1. DESCRIPTION BUSINESS - Production facilities)

         There is no lien or encumbrance on any of our above-mentioned properties.

ITEM 3 LEGAL PROCEEDINGS

         We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter.

                                    PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was initially quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "HIHI." Beginning on October 25, 2004 and through the date of this report, our common stock has been quoted on the OTCBB under the symbol "CHEY"

         Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2003 to December 31, 2004, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

BID PRICES FOR THE REPORTING PERIOD

         YEAR       PERIOD                               HIGH              LOW
         ----       ------                               ----              ---

         2003   First Quarter                            1.160            0.240
                Second Quarter                           0.840            0.190
                Third Quarter                            2.350            0.700
                Fourth quarter                           4.020            1.750

         2004   First Quarter                            0.420            0.276
                Second Quarter                           0.360            0.300
                Third Quarter                            2.400            0.300
                Fourth quarter                           2.950            0.200

         2005   First Quarter (through March 21, 2005)   2.650            0.250


ITEM 6 MANAGEMENT DISCUSSIONS AND ANALYSIS

         This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "CHEY believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of CHEY and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," including the discussion under "--Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

         On August 5, 2004, HIHI completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holdings Company Limited, a Company incorporated under the laws of Hong Kong SAR ("CCB"), in pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, HIHI acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 6,000,000 (after 6:1 reverse split) shares of its common stock. The Exchange resulted in a change of voting control of the Company.

         CCB owns 100% of Xin Jiang YaKeLa Carbon Black Limited ("YaKeLa"). From 2002 to 2004, YaKeLa mainly engaged in the business of sales and manufacturing of carbon black, a black powder made partly from the burning of stranded natural gas. The product is used for making rubber tires, road building, steel manufacturing and other rubber products.

         The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition for CHEY and its subsidiaries and financial activity of CCB prior to the acquisition. We will continue the business operations conducted by CCB. Therefore, On September 17, 2004, the Board of Directors unanimously approved and ratified an Amendment that resulted in the name of the Company being changed from "Huayang International Holdings, Inc." to "China Energy and Carbon Black Holdings, Inc.". In addition, On September 30, 2004, the Company entered into an Agreement for Sale of Stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun, a shareholder of the Company and former Chief Executive Officer of the Company. Pursuant to the Sales Stock Agreement, the Company agreed to sell the 95% ownership interest in Shenyang Haitong House Properties Development Limited ("HAITONG") owned by the Company to Mr. Gao Wan Jun. The closing under the Sale Stock Agreement was completed on September 30, 2004 and the Company transferred the 95% ownership interest in HAITONG to Mr. Gao Wan Jun and on this closing date and thereafter, HAITONG ceased to be a consolidated subsidiary of the Company. We believe that the disposal of HAITONG will help CHEY to concentrate on its new line of business and increase revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

         The Company has a reserve against its accounts receivable of $50,750 at December 31, 2005 and no reserve against its inventories at December 31, 2004 and 2003. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

         We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

         We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

         1. Persuasive evidence of an arrangement exists;

         2. Delivery has occurred or services have been rendered;

         3. The seller's price to the buyer is fixed or determinable and

         4. Collectibility is reasonably assured.

         The majority of the Company's revenue results from sales contracts with distributors and revenue is generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                          YEAR ENDED           YEAR ENDED
                                                      DECEMBER 31, 2004    DECEMBER 31, 2003
                                                      -----------------    -----------------
         Revenues                                            100%                 100%
         Cost of Revenues                                   (59%)                (64%)
         Gross Margin                                         41%                  36%
         General and administrative expenses                 (8%)                 (7%)
         Selling and distribution expenses                  (14%)                (10%)
         Other income                                          5%                   4%
         Income before discontinued operations                24%                  22%
         Loss from discontinued operations                  (57%)                   --


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

         Revenues for the year ended December 31, 2004 were $3,169,192 an increase of $10,780 from $3,158,412 for the year ended December 31, 2003. The sales revenues of different brands of our products in 2004 compared to 2003 were as follows:

                                                                               Increase /
                                                    2004           2003        (decrease)
                                                ------------   ------------  --------------
         Half complement carbon black           $ 2,248,894    $   941,747   $   1,307,147
         Ultra pure carbon black                    698,977        273,018         425,959

         Auxiliary services and by products         221,321      1,943,647     (1,722,326)

                                                ------------   ------------  --------------
         TOTAL                                  $ 3,169,192    $ 3,158,412   $      10,780
                                                ============   ============  ==============

         Our increases in sales revenues in 2004 were mainly attributable to the increase in our sales of half complement carbon black and ultra pure carbon black. Compared to 2003, the sales of half complement carbon black and ultra pure carbon black increase by $1,307,147 (139% against 2003) and $425,959 (156% against 2003), respectively. However, our sales in auxiliary services and byproducts decreased by $1,722,334, which was mainly due to we sold $1,167,392 in sales of tires in 2003 that had not repeated in 2004.

         Cost of revenues for the year ended December 31, 2004 were $1,855,102, a decrease of $152,283 from $2,007,385 for the year ended December 31, 2003. The costs of sales of different brands of our products in 2004 compared to 2003 were as follows:

                                                                         Increase /
                                                2004          2003       (decrease)
                                            ------------  ------------  -------------
     Half complement carbon black           $ 1,158,758   $   696,724   $    462,034
     Ultra pure carbon black                    558,257       191,542        366,715

     Auxiliary services and by products         138,087     1,119,119      (981,032)

                                            ------------  ------------  -------------
     TOTAL                                  $ 1,855,102   $ 2,007,385   $  (152,283)
                                            ============  ============  =============

         The majority of increases in costs of sales in 2004 when comparing the year ended December 31, 2003 related to increase of sales of our products of half complement carbon black and ultra pure carbon black. Cost of sales of half complement carbon black and ultra pure carbon black in 2004 increased by $462,034 (66% against 2003) and $366,715 (191% against 2003). However, the cost of sales of our auxiliary services and byproducts decreased by $981,032 (88% against 2003) and as a result, our cost of sales decreased by $152,283 or 8% in 2004 against 2003 even though our sales revenues increased by 0.3% for the same period.

         Our % profit margin for half complement carbon black improved from 26% in 2003 to 48% in 2004 as a result of our increased scale of production to cope with increased sales. On the other hand, our % profit margin for ultra pure carbon black decreased from 30% to 20%. Production of ultra pure carbon black required specific and stringent production environment of which extra production cost was involved. Also, sometimes the % profit margin varied due to the extra production costs involved in the maintenance of the production environment. The overall % profit margin of 2 species of carbon black improved from 27% in 2003 to 42% in 2004 and contributed also to the reduction in costs of sales despite increased sales revenues.

         Gross margin for the year ended December 31, 2004 was $1,314,090, an increase of $163,063 from $1,151,027 for the year ended December 31, 2003.

General and Administrative Expenses
-----------------------------------

         General and Administrative expenses totaled $268,247 for the year ended December 31, 2004, an increase of $58,309 from $209,938 for the year ended December 31, 2003. The major general and administrative expenses for the years ended 2004 and 2003 were as follows:

                                                                                    Increase /
                                                            2004        2003        (decrease)
                                                         ----------  -----------  -------------
       Staff salary                                      $  19,045   $   29,928   $   (10,883)
       Consultancy expenses                                 25,657            0         25,657
       Office expenses                                      61,435       70,508        (9,073)
       Bad debt provisions                                  18,453       32,538       (14,085)
       Overhead of listed company                           60,014            0         60,014
       Other                                                83,643       76,964          6,679

                                                         ----------  -----------  -------------
       TOTAL                                             $ 268,247   $  209,938   $     58,309
                                                         ==========  ===========  =============

         Although we reduced our staff expenses, overheads and bad debt provisions by $10,883, $14,085 and $2,394, there was still an increase in listed company overhead cost of $60,014 and increase in consultant expenses of $25,657 that resulted in an overall increase in $58,309 general and administrative expenses in 2004 against 2003.

Selling and Distribution Expenses
---------------------------------

         Selling and distribution expenses totaled $428,575 for the year ended December 31, 2004, an increase of $106,772 from $321,803 for the year ended December 31, 2003. The majority of this increase was due to higher selling activity in 2004 over 2003 that resulted in increase in transportation fee, consumable and other overhead of $65,877, $22,509 and $18,386, respectively in 2004 when compared to 2003.

Liquidity and Capital Resources
-------------------------------

Cash

         Our cash balance amounted to $172,616 at December 31, 2004.

         In 2004 our cash flow from operating activities amounted to $188,012, a reduction of $510,526 from 2003. In 2004 we have a net loss of $1,033,296, out of which $1,803,567 was from the loss from discontinued operations of our subsidiary, HAITONG. There was an increase in account receivables of $1,067,529 as a result of our credit sales to our major customers. On the other hand, we liquidated $389,133 worth of our inventory during our operations in 2004 and we managed to reduce our account payable by $222,668. Reduction in inventory had positive effect towards our cash flow in 2004.

         CHEY is currently funding its operations from its cash flow generated from operations. We believe that CHEY can operate substantially without constraint in cash flow as long as it is profitable, as to which there can be no assurance. Our existing cash balance of $172,616 as of December 31, 2004 should be able to fund the operations for approximately eight months to one year to support our cash expenditures in general and administrative activities without the need for cash inflow from our normal operations.

Working Capital

         Our working capital amounted to $1,667,772 at December 31, 2004. As of December 31, 2004, our current assets amounted to $2,611,707 while our current liabilities amounted to $943,935.

PROPERTY AND EQUIPMENT ADDITIONS

         For the year ended December 31, 2004, our property and equipment aggregated to $2,814,296.

 NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46(R) addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46(R), as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46(R), as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.

         This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46(R), a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation No. 46(R) may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

         Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is excepted to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The implementations of the above pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

INFLATION

         Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

         All of Company's revenues and majority of the expenses in 2004 were denominated primarily in Renminbi ("RMB"), the currency of China. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 7 FINANCIAL STATEMENTS

                              CHINA ENERGY & CARBON
                              BLACK HOLDINGS, INC.
                         (FORMERLY HUAYANG INTERNATIONAL
                        HOLDINGS, INC.) AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)
                             AND FOR THE YEARS ENDED
                    DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
                 (FORMERLY HUAYANG INTERNAIONAL HOLDINGS, INC.)
                                AND SUBSIDIARIES


                                    CONTENTS
                                    --------


PAGE F-1    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-2    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE F-3    STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE
             YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PAGE F-4    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
             DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PAGE F-5-6  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004
             (CONSOLIDATED) AND 2003

PAGE F-7-27 NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004
             (CONSOLIDATED) AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders of China Energy & Carbon Black Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of China Energy & Carbon Black Holdings, Inc. (Formerly Huayang International Holdings, Inc.) and subsidiaries (the "Company") as of December 31, 2004 and the related statements of operations and comprehensive (loss) income, changes in shareholders' equity and cash flows for the years ended December 31, 2004 (consolidated) and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Energy & Carbon Black Holdings, Inc. (Formerly Huayang International Holdings, Inc.) and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 (consolidated) and 2003, in conformity with accounting principles generally accepted in the United States of America.


Weinberg & Company, P.A.


Boca Raton, Florida
February 25, 2005

                        CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
             (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                 AS OF DECEMBER 31, 2004
                                 -----------------------


                                          ASSETS
                                          ------


CURRENT ASSETS
  Cash and cash equivalents                                                  $   172,616
  Accounts receivable, net of allowance for doubtful accounts of $50,750       1,822,115
  Inventories                                                                    361,628
  Notes receivable                                                               213,204
  Other receivables and prepayments                                               11,684
  Advances to suppliers                                                           30,460
                                                                             ------------
      Total Current Assets                                                     2,611,707

  PLANT AND EQUIPMENT, NET                                                     2,814,296
                                                                             ------------

  TOTAL ASSETS                                                               $ 5,426,003
  ------------                                                               ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $   602,687
  Notes payable                                                                   66,453
  Customer deposits                                                               10,060
  Other taxes payable                                                            130,370
  Payroll and welfare payable                                                     61,909
  Due to related parties                                                          72,456
                                                                             ------------
      Total current liabilities                                                  943,935
                                                                             ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $0.12 par value, 50,000,000 shares authorized, 7,013,687
   shares issued and outstanding                                                 841,642
  Additional paid-in capital                                                   4,621,981
  Deferred consulting expenses                                                  (278,341)
  Reserve fund                                                                   146,447
  Due from related party                                                        (214,699)
  Accumulated deficit                                                           (635,274)
  Accumulated other comprehensive income                                             312
                                                                             ------------

    Total Shareholders' Equity                                                 4,482,068
                                                                             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 5,426,003
------------------------------------------                                   ============

                   See accompanying notes to the financial statements.


                                            F-2

                                 CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
                      (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                       FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
                       -------------------------------------------------------------


                                                                                  2004
                                                                             (Consolidated)        2003
                                                                              ------------     ------------
REVENUES                                                                      $ 3,169,192      $ 3,158,412

COST OF GOODS SOLD                                                             (1,855,102)      (2,007,385)
                                                                              ------------     ------------

GROSS PROFIT                                                                    1,314,090        1,151,027

  General and administrative expenses                                            (268,247)        (209,938)
  Selling and distribution expenses                                              (428,575)        (321,803)
                                                                              ------------     ------------

INCOME FROM OPERATIONS                                                            617,268          619,286

  Interest income, net                                                              1,144              376
  Other income, net                                                               151,859           76,348
                                                                              ------------     ------------

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                            770,271          696,010

  Income taxes                                                                         --               --
                                                                              ------------     ------------

INCOME BEFORE DISCONTINUED OPERATIONS                                             770,271          696,010
                                                                              ------------     ------------

  Loss from discontinued operations                                              (223,535)              --
  Loss from disposition of discontinued operations                             (1,580,032)              --
                                                                              ------------     ------------

  Total loss from discontinued operations                                      (1,803,567)              --
                                                                              ------------     ------------

NET (LOSS) INCOME                                                              (1,033,296)         696,010

FOREIGN CURRENCY TRANSLATION GAIN                                                      94              253
                                                                              ------------     ------------

COMPREHENSIVE (LOSS) INCOME                                                   $(1,033,202)     $   696,263
                                                                              ============     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                                                               6,420,356        6,000,000
                                                                              ============     ===========

Income per common share from continuing operations, basic and diluted         $      0.12      $      0.12
                                                                              ============     ===========

Net loss per common share from discontinued operations, basic and diluted     $     (0.28)     $        --
                                                                              ============     ===========

Net (loss) income per common share, basic and diluted                         $     (0.16)            0.12
                                                                              ============     ===========

                            See accompanying notes to the financial statements.


                                                     F-3

                                              CHINA ENERGY & CARBON BLACK HOLDINGS, INC
                                  (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
                                    -------------------------------------------------------------


                                                                                                            Accumu-
                                                                                                             lated
                                                                                                             Other
                                                                                                            Compre-
                                                   Additional     Deferred                  Accumulated     hensive
                             Common Stock           Paid-In      Consulting     Reserve       Earnings       (Loss)
                         Shares       Amount        Capital       Expenses       Fund        (Deficit)       Income        Total
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE DECEMBER
----------------
  31, 2002              6,000,000   $   720,000   $ 2,576,043   $        --   $        --   $  (151,541)  $       (35)  $ 3,144,467
  --------

Foreign currency
  translation gain             --            --            --            --            --            --           253           253

Net income                     --            --            --            --            --       696,010            --       696,010

Transferred to
  reserve fund                 --            --            --            --       118,747      (118,747)           --            --
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE DECEMBER
----------------
  31, 2003              6,000,000   $   720,000   $ 2,576,043   $        --   $   118,747   $   425,722   $       218   $ 3,840,730
----------

Reverse acquisition
  adjustment              373,697        44,816     1,818,766            --            --            --            --     1,863,582

Reverse split
  adjustment for
  fractional shares            --            27           (27)           --            --            --            --            --

Common stock issued
  for consulting
  services                639,990        76,799       227,199      (278,341)           --            --            --        25,657

Foreign currency
  translation gain             --            --            --            --            --            --            94            94

Net loss                       --            --            --            --            --    (1,033,296)           --    (1,033,296)

Transferred to
  reserve fund                 --            --            --            --        27,700       (27,700)           --            --
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE DECEMBER
----------------
  31, 2004,
  ---------
  (CONSOLIDATED)        7,013,687   $   841,642   $ 4,621,981   $  (278,341)  $   146,447   $  (635,274)  $       312   $ 4,696,767
  --------------      ============  ============  ============  ============  ============  ============  ============  ============

                                         See accompanying notes to the financial statements.


                                                                 F-4

                               CHINA ENERGY & CARBON BLACK HOLDINGS, INC
                   (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                                        STATEMENTS OF CASH FLOW
                     FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
                     -------------------------------------------------------------


                                                                            2004             2003
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                                      $(1,033,296)     $   696,010
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Provision for bad debts                                                     50,750               --
 Depreciation                                                               362,821          419,805
 Gain on disposal of fixed assets                                           (51,648)         (78,836)
 Net gain from non-monetary transactions                                    (16,354)          (9,846)
 Write off of amounts advanced to related party                                  --           32,296
 Amortization of deferred consulting expenses                                25,657               --
 Loss from discontinued operations                                        1,803,567               --

CHANGES IN OPERATING ASSETS AND LIABILITIES
DECREASE (INCREASE) IN
 Accounts receivable                                                     (1,067,529)      (2,241,986)
 Inventories                                                                389,133        1,000,145
 Other receivables and prepayments                                           14,866           73,266
 Advances to suppliers                                                         (308)         (25,310)
INCREASE (DECREASE) IN
 Accounts payable and accrued expenses                                     (222,668)         681,635
 Customer deposits                                                          (66,121)           7,533
 Other taxes payable                                                         (3,920)         101,400
 Payroll and welfare payable                                                  3,062           42,426
                                                                        ------------     ------------
    Net Cash Provided By Operating Activities                               188,012          698,538
                                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of plant and equipment                                           (87,163)         (16,157)
 Proceeds from disposal of plant and equipment                              176,427          184,347
 Notes receivable                                                          (201,122)          11,960
 Due from related parties                                                  (213,185)              --
                                                                        ------------     ------------
      Net Cash (Used In) Provided By Investing Activities                  (325,043)         180,150
                                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                                                 66,453               --
 Advances to shareholder                                                         --          (27,161)
 Due to related parties                                                      59,892         (722,461)
                                                                        ------------     ------------
      Net Cash Provided By (Used In) Financing Activities                   126,345         (749,622)
                                                                        ------------     ------------

                          See accompanying notes to the financial statements.


                                                  F-5

                               CHINA ENERGY & CARBON BLACK HOLDINGS, INC
                   (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                                        STATEMENTS OF CASH FLOW
                     FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
                     -------------------------------------------------------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                            (10,686)         129,066

 Effect of exchange rate changes on cash                                         94              253
 Cash and cash equivalents, beginning of year                               183,208           53,889
                                                                        ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   172,616      $   183,208
--------------------------------------                                  ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

INTEREST PAID                                                           $     1,144      $        --
                                                                        ============     ============

INCOME TAXES PAID                                                       $        --      $        --
                                                                        ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES (ALSO SEE NOTE 10)

During 2004, the Company had the following non-monetary transactions:

- Received inventories valued at $259,465 in settlement of outstanding accounts receivable of $259,465.
- Received vehicles and machinery valued at $62,223 in settlement of outstanding others receivable of $62,223
- Inventories with a book value of $169,756 were exchanged for motor vehicles and an apartment, valued at $186,110 resulting in a gain of $16,354.

During 2003, the Company had the following non-monetary transactions, which resulted in a net gain of $9,846:

- Received inventories valued at $1,875,512 in settlement of outstanding accounts receivable of $1,875,512.
- Inventories, with a book value of $507,578 were exchanged for property, plant and equipment, valued at $443,752. A loss of $63,826 was recognized.
- Inventories, with a book value of $48,173 were exchanged for accounts payable of $148,811. A gain of $79,015 was recognized, net of the value added tax payable of $21,623.
- Machinery, with a book value of $22,862 was exchanged for a motor vehicle, valued at $17,519 resulting in a loss of $5,343.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Energy & Carbon Black Holdings, Inc. (Formerly Huayang International Holdings, Inc. ("HIHI")) and subsidiaries ("the Company" or "CHEY"), was incorporated under the laws of the State of Nevada in the United States. On August 5, 2004, HIHI completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holdings, Ltd. ("CCB") pursuant to the terms of an Agreement for Share Exchange dated July 15, 2005. In the Exchange, HIHI acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 6,000,000 shares of its common stock. Immediately after the acquisition, there were 6,373,697 shares of HIHI outstanding. As a result of the exchange, CCB became a wholly owned subsidiary of HIHI and the shareholders of CCB became shareholders of approximately 94% of HIHI. In October 2004, HIHI changed its name to CHEY.

         Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of HIHI (acquiree) by CCB (acquirer) and a recapitalization of CCB. Accordingly, the consolidated financial statements include the following: (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost on the date of the acquisition; (2) The statements of operations includes the operations of the accounting acquirer for the periods presented and the operations of the acquiree from the date of the acquisition.

         CCB owns 100% of Xinjiang Ya Ke La Carbon Black Co., Ltd. ("Yakela"). From 2002 to 2004, Yakela mainly engaged in the business of the sale and manufacturing of carbon black, a black powder made partly from the burning of natural gas. The product is used for making rubber tires and other rubber products.

         On September 30, 2004, the Company entered into an Agreement for the sale of stock (the "Sales Stock Agreement") with Mr. Gao Wan Jun, a shareholder of the Company and former Chief Executive Officer of the Company. Pursuant to the Sales Stock Agreement, the Company agreed to sell its 95% ownership interest in HAITONG (a subsidiary of HIHI) to Mr. Gao Wan Jun. The closing under the Sales Stock Agreement was completed on September 30, 2004 and the Company transferred the 95% ownership interest in HAITONG to Mr. Gao Wan Jun and HAITONG ceased to be a consolidated subsidiary of the Company and is reported as discontinued operations in the consolidated financial statement for the year ended December 31, 2004.

         In September 2004, the Board of Directors authorized a 1 for 6 reverse stock split. All share and per share amounts in the accompanying financial statements and footnotes have be restated to give effect to such reverse stock split.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

2.       BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

         (a) Cash and Cash Equivalents

         For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

         (b) Accounts Receivables

         Accounts receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The reserve for doubtful accounts as of December 31, 2004 was $50,750.

         (c) Inventories

         Inventories are stated at the lower of cost and market value. Finished goods are determined on the weighted average basis and comprise raw materials, direct labor and an appropriate proportion of overheads. The cost of packing materials and supplies is determined on the basis of weighted average. Raw materials consist of natural gas, packing materials and low value consumables.

         (d) Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, other receivables and prepayments, advance to suppliers, accounts payable and accrued expenses, notes payable, other payables, customer deposits and due to/from related parties. Management has estimated that the carrying amounts approximate their fair values due to their short-term nature.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (e) Plant and Equipment

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their respective estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

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

         (f) Impairment of Long-term Assets

         Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also re-evaluates the periods of depreciation/ amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the years ended December 31, 2004 and 2003.

         (g) Revenue Recognition

         Revenue represents the invoiced value of goods sold, recognized upon the delivery of goods to customers and acceptance by the customers. Revenue is recognized when all of the following criteria are met:

         - Persuasive evidence of an arrangement exists,
         - Delivery has occurred or services have been rendered,
         - The seller's price to the buyer is fixed or determinable, and
         - Collectibility is reasonably assured.

         Sales transactions not meeting all the above conditions are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (h) Retirement Benefits

         Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statement of operations as incurred. As of December 31, 2004 and December 31 2003, the accrued retirement benefits payable were $48,239 and $34,314, respectively. The retirement benefits charged to operations were $30,520 and $40,914 for the years ended December 31, 2004 and 2003, respectively.

         (i) Income Taxes

         The Company accounts for income tax using an asset and liability approach. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

         In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, a company in western China is exempt from corporate income tax for its first three years of operations. The Company's first year of operations was 2002. The Company will be levied at the 33% tax rate in 2005. As such, the Company's income tax expense for 2004 and 2003 was $0.

         (j) Foreign currency translation

         The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                                               2004       2003
                                                             --------   --------
                Year end RMB : US$ exchange rate              8.2765     8.2767
                Average yearly RMB : US$ exchange rate        8.2766     8.2770

         The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (k) Comprehensive income

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

         (l) Reserve Fund

         In accordance with the PRC Companies Law, the Company's subsidiary, Yakela, operated in the PRC, and is required to transfer 15% of its PRC profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends.

         (m) Segments

         The Company operates in one business segment, the sale and manufacturing of carbon black.

         (n) Non-Monetary Transactions

         In the normal course of operations, and in accordance with industry customs, the Company trades its inventories or machinery with some of its customers and suppliers. These transactions are recorded at fair market value or relative market value, which uses retail price netting of relative depreciated amounts, when fair market value is not available. Gains or losses are recognized for the differences between the book value of the assets given up and the fair market value or relative market value of the assets traded in.

         When the assets traded in are considered held for re-sale, the cost method is used to record these transactions. No gain or loss is recognized for the assets traded in. Also see Note 10.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (o) Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

         Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

         (p) Economic and Political Risks

         The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

         The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

         (q) Concentrations and Raw Materials Supply

         The Company has five major customers who accounted for the following percentages of total sales and accounts receivable:

                                                Sales       Accounts Receivable
               Major Customers               2004   2003     December 31, 2004
               ----------------             ------ ------  --------------------

                  Company A                   16%    11%            32%
                  Company B                   12%     8%             5%
                  Company C                    9%     5%            23%
                  Company D                    5%     3%             6%
                  Company E                    3%     3%             7%
                                            ------ ------  --------------------
                Total                         45%    30%            73%
                                            ====== ======  ====================

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (q) Concentrations and Raw Materials Supply (Continued)

         The Company has three major suppliers who accounted for the following percentages of total purchases and accounts payable:

                                              Purchases        Accounts Payable
                   Major Suppliers            2004   2003      December 31, 2004
               -------------------------     ------ ------    ------------------

                      Company F                50%    75%             35%
                      Company G                13%     9%             17%
                      Company H                 7%     4%             14%
                                             ------ ------    ------------------
                     Total                     70%    88%             66%
                                             ====== ======    ==================

         The sole market of the Company is in the PRC for 2004 and 2003.

         The Company's operations are highly dependent upon the raw materials supply of natural gas to produce its carbon black product. In order for the Company to meet its customers' demand for its product, there must be an adequate supply of natural gas available to the Company. The Company currently purchases all of its natural gas from one supplier. In general, the world-wide demand for natural gas exceeds the supply. While the Company believes that it has access to sufficient quantities of natural gas to sustain operations and meet customer demands, there can be no assurance as to the length of time that the quantities will be available to meet customer demands, or if the Company is unable to meet its customers' demands, whether there will be a loss of customers and related revenue. The Company also believes that in the event that its current supplier is unable to provide sufficient quantities of natural gas, or ceases to provide the Company with natural gas, it can obtain sufficient natural gas from other suppliers, however there can be no certainty that the Company will obtain the natural gas from the other suppliers at the same cost. This could have a significant adverse affect on the Company's operations if they are not able to pass through the increased costs to customers.

         The Company is currently exploring the use of alternative raw materials, other than natural gas, to produce its carbon black product. While the Company believes it has found an alternative raw material, the cost of such raw material will be higher than its current cost for natural gas.

         (r) (Loss) Earnings Per Share

         Basic (loss) earnings per share has been computed using the weighted average number of

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         common shares outstanding during the period. There were no common stock equivalents outstanding in 2004 and 2003, therefore basic and diluted
         (loss) earning per share are the same for both years.

         (s) Recent Accounting Pronouncements

         In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46(R) addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46(R), as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.

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

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (s) Recent Accounting Pronouncements (Continued)

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

         Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (s) Recent Accounting Pronouncements (Continued)

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is excepted to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

         The implementations of the above pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

         (t) Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

4.       NOTES RECEIVABLES

         As of December 31, 2004, the Company has notes receivable from customers in amount of $213,204. Among the outstanding balances, $59,202 was transferred from Daxin Gas and Power Co., Ltd, a company owned by the director of the Company. All of the notes receivable were bank notes which bear no interest, and are due on various dates in 2005.

5.       INVENTORIES

         Inventories consist of the following at December 31, 2004:

                  Finished goods                                  $ 182,274
                  Packing materials and supplies                    179,354
                                                                  ----------
                                                                  $ 361,628
                                                                  ==========

6.       DUE FROM AND DUE TO RELATED PARTIES AND RELATED PARTY
         TRANSACTIONS

         Due from and due to related parties consist of the following at December 31, 2004:

         DUE FROM RELATED PARTY

                  Daxin Gas and Power Co., Ltd.                   $ 214,699
                                                                  ----------
                  Total                                           $ 214,699
                                                                  ==========

         DUE TO RELATED PARTIES

                  Guozhuang Wang                                  $ 15,013
                  Guoyuan Wang                                      12,083
                  Daxin Petrolic Tech Co., Ltd.                     45,360
                                                                  ---------
                                                                  $ 72,456
                                                                  =========

         In 2004, the Company loaned $326,221 to Daxin Gas and Power Co., Ltd, a company owned by the director of the Company. The loan has been partially repaid by notes receivable of $111,522 transferred to the Company from Daxin Gas and Power Co., Ltd. The balance of $214,699 is to be repaid before December 30, 2005.

         All the balances are unsecured, interest-free and have no fixed repayment apart from the balance with Daxin Gas and Power Co., Ltd.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

6.       DUE FROM AND DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
         (CONTINUED)

         In 2004 and 2003, the Company leased a dynamotor for an annual rental fee $48,329 and $46,815, respectively, to Daxin Petrolic Tech Co., Ltd. The amount payable for the rental fee at December 31, 2004 amounted to $45,360.

         In 2004 and 2003, the Company purchased materials of $73,825 and $42,920, respectively, from Guozhuang Wang, the president of Yakela, a wholly-owned subsidiary of the Company. As of December 31, 2004, the Company still owes him $15,013 from these purchases.

         In 2004 and 2003, Guoyuan Wang, director of the Company, loaned an aggregate of $21,748 to the Company for working capital purposes, of which $12,083 is still owed to him.

7.       PLANT AND EQUIPMENT

         Plant and equipment consist of the following as of December 31, 2004:

                  At cost:
                    Buildings                                      $  882,481
                    Machinery and equipment                         2,421,050
                    Motor vehicles                                    341,749
                    Furniture and fixtures                             11,420
                                                                   -----------
                                                                    3,656,700
                                                                   -----------

                  Less : Accumulated depreciation
                    Buildings                                          78,367
                    Machinery and equipment                           597,528
                    Motor vehicles                                    161,229
                    Furniture and fixtures                              5,280
                                                                   -----------
                                                                      842,404
                                                                   -----------
                  Plant and equipment, net                         $2,814,296
                                                                   ===========

         Depreciation expense for the years ended December 31, 2004 and 2003 was $362,821 and $419,805, respectively.

         The Company leased certain vehicles and machinery to unrelated companies from January 1, 2004 through December 31, 2004. The annual rental income and depreciation were $112,872 and $52,248, respectively, which is included in other income, net in the statement of operations. The total net book value of the assets as of December 31, 2004 was $226,368.

         Buildings in the net amount of $88,333 as of December 31, 2004 are registered in the name of Mr. Wang Guoyuan, the president of the Company. He is in the process of transferring title to the Company.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

7.       PLANT AND EQUIPMENT (CONTINUED)

         Buildings in the net amount of $297,126 as of December 31, 2004 are registered in the name of Mr. Wang Guozhuang, a related party of the Company. He is in the process of transferring title to the Company.

         Motor vehicles in net amount of $115,915 as of December 31, 2004 are registered in name of Mr. Wang Guozhuang, a related party of the Company. He is in the process of transferring title to the Company.

         Motor vehicles in net amount of $98,297 as of December 31, 2004 are registered in name of unrelated parties. The unrelated parties are in the process of transferring title to the Company.

8.       INCOME TAXES

         (a) Corporation Income Tax ("CIT")

                  In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate for the Company is 33%. The Company is entitled to full exemption from CIT for a 3 year period from 2002 to 2004 due to the approval of local government. No provision for CIT was made for the years 2004 and 2003 as the Company enjoyed the CIT exemption. There was no loss carry forwards for future utilization at December 31, 2004.

                  The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying the CIT rate of 33 percent to net (loss) income) as follows:

                                                                    2004           2003
                                                                 ----------    ----------
                           Computed "expected" (benefit)
                             expense                             $(340,988)    $ 229,683
                           Permanent difference arising from
                            disposition of business                595,177            --
                           Non-taxable income net of
                             non-deductible expenses                40,329        27,944
                           Unused net operating loss carried
                             forward                                    --          (591)
                           CIT exemption                          (294,518)     (257,036)
                                                                 ----------    ----------
                           Income tax expense                    $      --     $      --
                                                                 ==========    ==========


                                           F-19

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

8.       INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of December 31, 2004 are as follows:

                  Deferred tax assets:
                  Depreciation                                     $ 38,788
                  Bad debt provision                                 26,927
                  Expenses not yet deducted for tax
                    purposes                                         13,900
                                                                   ---------
                  Total deferred tax assets                          79,615
                  Valuation allowance for deferred
                    tax assets                                      (79,615)
                                                                   ---------
                  Net deferred tax assets:                         $     --
                                                                   =========

         The Company has provided a full allowance against its deferred tax assets because it is more likely than not that they will not be realized in future periods.

         (b) Value added tax ("VAT")

         In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the consumer. The Company is required to remit the VAT collected to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases.

9.       NOTES PAYABLE

         In 2004, the Company has two loans amounting to $36,247 and $30,206, respectively from two unrelated parties. The loans are interest-free, and are due on March 31, 2005 and April 30, 2005, respectively.

10.      NON-MONETARY TRANSACTIONS

         During 2004, the Company received 371 sets of tires, valued at $140,708 from Hangzhou Zhongce Tire Co. for settlement of the outstanding balances of accounts receivables of $140,708. The Company considers the tires as inventory held for future sales. Thus, all tires received are valued based on the cost method and no gain or loss has been charged to operations in 2004.

         In October 2004, the Company exchanged 260 sets of tires with a book value of $98,500 for a motor vehicle with a relative market value of $96,658. The Company considers the motor vehicle to be better suited for its current and future operation needs. A loss of $1,842, which represents the excess of book value of the tires given up over the relative market value of the

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

10.      NON-MONETARY TRANSACTIONS (CONTINUED)

         motor vehicle received, was charged to other expenses in 2004. The legal title of the motor vehicle is in the name of the vendor, Mr. Zhang Bo. The Company's legal counsel has confirmed that they are the Company's assets. Currently, Mr. Zhang Bo is in the process of transferring the legal title of the motor vehicle to the Company. Such transfer procedures are expected to be completed in the near future.

         During 2004, the Company received 5 loading machines, valued at $118,757 from Nanjing Nanhuashan Machinery Co., Ltd. for settlement of its outstanding balance of accounts receivable of $118,757. The Company considers that all of the loading machines will be sold in the future. Thus, all of the loading machines were valued based on the cost method and no gain or loss has been charged to the operations in 2004.

         In September 2004, the Company exchanged three loading machines with a book value of $71,256 for property with a fair market value of $89,452. The Company considers the property to be better suited for its current and future operation needs. A gain of $18,196 had been recognized as other income in 2004. The legal title of the property is in the name of the director, Mr. Wang Guoyuan. Mr. Wang and the Company mutually agreed that Mr. Wang held the property on behalf of the Company and the Company's legal counsel has confirmed that the property is the Company's asset. Currently, Mr. Wang is in the process of transferring the legal title of the property to the Company. Such transfer is expected to be completed in the near future.

         During 2004, the Company received two vehicles and machinery valued at $62,223 from several debtors for settlement of their outstanding receivable balances of $62,223. The Company considered the vehicles and machinery to be better suited for its current and future operation needs. No gain or loss has been charged to the operations in 2004. The legal title of one of the motor vehicles received, valued at $14,499, is in the name of Mr. Wang Guozhuang, the Company's director. The Company's legal counsel has confirmed that it is the Company's asset. Currently, Mr. Wang is in the process of transferring the legal title of the motor vehicle to the Company. Such transfer is expected to be completed in the near future.

         During 2003, the Company received 6,819 sets of tires, valued at $1,545,942 and 2,500 sets of tires, valued at $329,570 from Hangzhou Zhongce Tire Co. & Guizhou Tires Co. Ltd., respectively for settlement of their outstanding accounts receivable of $1,545,942 and $329,570. The Company considered that all of the tires would be used for future sales. Thus, all of the tires received were valued based on the cost method and no gain or loss was recognized in 2003.

         In April 2003, the Company exchanged 760 sets of tires with a book value of $94,240 for two

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

10.      NON-MONETARY TRANSACTIONS (CONTINUED)

         motor vehicles with a relative market value of $60,410 and $24,503. A loss of $9,327, which represented the excess of book values of the tires exchanged over the relative market values of the motor vehicles, was recognized as other expense in 2003. The legal titles of the motor vehicles received are in the name Mr. Wang Guo Zhuang, the Company's director. Mr. Wang and the Company mutually agreed that Mr. Wang held the motor vehicles on behalf of the Company and the Company's legal counsel has confirmed that they are the Company's assets. Currently, Mr. Wang is in the process of transferring the legal titles of the motor vehicles to the Company. Such transfer is expected to be completed in the near future.

         In April 2003, the Company exchanged 455 sets of tires with a book value of $28,997 for a motor vehicle, which the re-saleable value cannot be reasonably estimated due to the lack of second hand market information in the PRC. A loss of $28,997 was recognized as other expense in 2003. The legal title of the motor vehicle received is in the name of Mr. Wang Guo Zhuang, the Company's director. Mr. Wang and the Company mutually agreed that Mr. Wang held the motor vehicle on behalf of the Company and the Company's legal counsel has confirmed that it is the Company's asset. Currently, Mr. Wang is in the process of transferring the legal title of the motor vehicle to the Company. Such transfer is expected to be completed in the near future. The transfer of entitlement still not yet completed because in China the process of transfer of ownership of motor vehicles required the license of right of ownership of motor vehicles to be transferred as well and the process toke a substantial period of time to complete.

         In October 2003, the Company exchanged 3,769 sets of tires with a book value of $314,135 for an investment in real property considered to have the same relative market value. No gain or loss was recognized for this transaction. The legal title of the property is in the name of Mr Wang Guo Zhuang, the Company's director. Mr Wang and the Company mutually agreed that Mr Wang held the real property on behalf of the Company and the Company's legal counsel has confirmed that it is the Company's asset. Currently, Mr. Wang is in the process of transferring the legal title of the property to the Company. Such transfer is expected to be completed in the near future. The transfer of entitlement still not yet completed because in China the process of transfer of ownership of motor vehicles required the license of right of ownership of motor vehicles to be transferred as well and the process toke a substantial period of time to complete.

         In December 2003, the Company exchanged 883 sets of tires with a book value of $48,173 for a debt extinguishment, which had a book value of $148,811. A gain of $79,015 was recognized as other income in 2003.

         In December 2003, the Company exchanged 638 sets of tires with a book value of $57,280

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

10.      NON-MONETARY TRANSACTIONS (CONTINUED)

         for a motor vehicle with a relative market value of $14,499. A loss of $42,781 was recognized as other expense in 2003. As of December 31, 2003, the 638 sets of tires were delivered however the Company did not receive the motor vehicle until 2004. Accordingly, the corresponding amount of the motor vehicle was recorded as an other receivable at December 31, 2003.

         In December 2003, the Company exchanged a loading machine with a book value of $22,862 for a motor vehicle with a relative market value of $17,519. A loss of $5,343 was recognized as other expense in 2003. As of December 31, 2003, the loading machine was delivered, however the Company did not receive the motor vehicle until 2004. Accordingly, the corresponding amount of the motor vehicle was recorded as other receivable at December 31, 2003.

         In December 2003, the Company exchanged 258 sets of tires with a book value of $12,926 for a crane with a relative market value of $30,205. A gain on the exchanged of $17,279 was recognized as other income in 2003. As of December 31, 2003, the 258 sets of tires have been delivered, however the Company did not receive the crane until 2004. Accordingly, the corresponding amount of the crane was recorded as another receivable at December 31, 2003.

11.      BUSINESS COMBINATION

         On August 5, 2004, the Company acquired China Carbon Black Holdings Company Limited ("CCB") and its 100% subsidiary, Yakela Carbon Black Co. Ltd. (Yakela) by exchanging 6,000,000 shares of its common stock for all of the common stock of CCB pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004.

         In connection with the acquisition of CCB, the Company issued to CCB's shareholders a total of 6,000,000 shares, valued at $1,800,000 ($0.30 each, according to 3-day average stock price after the contract date, July 15, 2004). The excess of the fair market value of the net assets acquired over the aggregate purchase price of $2,991,743 was recorded as negative goodwill. The negative goodwill amount was applied to the non-current assets of the accounting acquiree, HIHI. The acquisition was accounted for as a reverse acquisition. Accordingly, the consolidated balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost on the date of the acquisition, and the statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the acquiree from the date of the acquisition.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

11.      BUSINESS COMBINATION (CONTINUED)

         The following summarizes the acquisition:

         Issuance of 6,000,000 shares of common stock              $  1,800,000
         Assets acquired                                            (13,188,311)
         Liabilities assumed                                          8,396,568
         Negative goodwill                                            2,991,743
                                                                   -------------
                                                                    $        --
                                                                   -------------

12.      DISCONTINUED OPERATIONS

         On September 30, 2004, the Company entered into a Sales Stock Agreement with Mr. Gao Wan Jun, a shareholder of the Company and former Chief Executive Officer. Pursuant to the Sales Stock Agreement, the Company agreed to sell all of its ownership interest in HAITONG (a subsidiary of HIHI) to Mr. Gao and as consideration, Mr. Gao and HAITONG have agreed to assume and pay, and to hold the Company harmless from liability on the Company's obligation to Huayang International Investment, Ltd., a British Virgin Islands corporation, in the amount of $1,710,773. In conjunction with the transfer of the Company's ownership interest in HAITONG to Mr. Gao, the Company also agreed to write off a total of $175,505 in accounts receivable from Huayang Industry (Shenyang) Group, a company which is owned and controlled by Mr. Gao, and to cancel and write off a promissory note with a balance of $2,388,000, executed by Huayang Industry (Shenyang) Group. In association with the Sales Stock Agreement, HAITONG has ceased to become a consolidated subsidiary of the Company. The loss from discontinued operations of $223,535 and the loss from disposition of discontinued operations of $1,580,032 were reflected in the Company's consolidated statement of operations for the year ended December 31, 2004.

         Also, as a result of the sale, the following assets and liabilities of HAITONG were removed from the consolidated balance sheet of the Company on September 30, 2004:

         o The $175,505 in accounts receivable from Huayang Industry (Shenyang) Group and the associated promissory note with a balance of $2,388,000 executed by Huayang Industry (Shenyang) Group, which have been assigned by HAITONG to the Company through a unanimous board consent from HAITONG, were written off.

         o Income taxes payable of $6,600, other taxes payable of $5,000 and other payables & accrued liabilities of $33,501 as of August 5, 2004, were transferred to Mr. Gao from the books of the Company as of September 30, 2004 to reflect that Gao Wan Jun and HAITONG assumed all the liabilities of the Company as of August 5, 2004.

         o All the assets and liabilities of HAITONG as of September 30, 2004, were removed from the books of the Company on September 30, 2004, including:

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

12.      DISCONTINUED OPERATIONS (CONTINUED)

                MAJOR ASSETS:

                Real estate rental property, net                    $  6,519,561
                Real estate held for development and sale              2,480,152
                Cash and cash equivalents                                354,321
                Accounts receivable                                       19,120
                Notes receivable from related company                  2,309,471
                Due from related company, net                            531,823
                Other asset / Investment in subsidiary                    32,964

                MAJOR LIABILITIES:

                Accounts payable and accrued liabilities            $    790,445
                Bank loan                                              3,289,157
                Advance from customers                                     5,817
                Amount due to related parties                            719,062
                Taxes payable                                          2,329,620

13.      SHAREHOLDERS' EQUITY AND DEFERRED CONSULTING EXPENSES

         On August 5, 2004, the Company completed the Exchange with the stockholders of CCB pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, the Company acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 6,000,000 shares of its common stock. (Also see Note 11.)

         On October 1, 2004, the Company completed a 1 for 6 reverse stock split of its shares of common stock. All share and per share amounts in the accompanying financial statements and footnotes have be restated to give effect to such reverse stock split.

         On October 30, 2004, the Company issued 40,000 shares of common stock to a consultant for consulting services to be provided for a 1 year period. The shares were valued based on the closing market price of the Company's common stock on the date of the agreement for a total value of $118,000. The amount is being amortized over the term of the contract, resulting in consulting expense of $19,667 for the year ended December 31, 2004 and deferred consulting expense of $98,333 at December 31, 2004 which is included in shareholders' equity in the accompanying balance sheet.

         On November 26, 2004, the Company issued 599,990 shares of common stock to seven consultants for consulting services to be provided for a 3 year period. The shares were valued

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

13.      SHAREHOLDERS' EQUITY AND DEFERRED CONSULTING EXPENSES (CONTINUED)

         based on the closing market price of the Company's common stock on the date of the agreement for a total value of $185,998. The amount is being amortized over the term of the contracts, resulting in consulting expense of $5,990 for the year ended December 31, 2004 and deferred consulting expense of $180,008 at December 31, 2004, which is included in shareholders' equity in the accompanying balance sheet.

14.      COMMITMENTS AND CONTINGENCIES

         The Company leased three production lines from an unrelated party and a dynamotor from a company owned by Mr. Wang Guoyuan, the director of the Company, in 2004 and 2003. Accordingly, for the years ended December 31, 2004 and 2003, the Company recognized rental expense in the amount of $410,797 and $410,777, respectively.

         As of December 31, 2004, the Company had outstanding commitments in respect of non-cancellable operating leases, which fall due as follows:

             The minimum lease payments under non-cancellable operating leases:

             Within one year                            $      362,472
                                                        ===============

         In 2004, the Company discounted notes receivable from customers amounting to $120,822 which expired on various dates in 2004.

15.      RESERVE FUND

         In 2004 and 2003, the Company's subsidiary, Yakela, transferred 15% of its PRC profit after taxation to the surplus reserve fund in the amount of $27,700 and $118,747, respectively. As of December 31, 2004 and 2003, the Company's accumulated reserve fund is $146,447 and $118,747, respectively. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends.

                    CHINA ENERGY & CARBON BLACK HOLDINGS, INC
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003
          -------------------------------------------------------------

16.      SUBSEQUENT EVENT

         On January 10, 2005, the Company entered into an Agreement for Share Exchange (the "Agreement") with AT Group Ltd., a Hong Kong corporation ("AT Group") and the individual shareholders of AT Group ("Shareholders"). Pursuant to the Agreement, the Company agreed to issue 300,000 shares of restricted common stock to the Shareholders in exchange for 100 shares of AT Group, representing 100% of the issued and outstanding shares of AT Group. AT Group operates in the enterprise resource planning, customer relationship management and property management services. The acquisition was completed on January 10, 2005 and the 300,000 shares of common stock were issued to AT Group. The pro forma effects of this acquisition are immaterial to the consolidated financial statements.

         On January 14, 2005, the Company entered into an Agreement for Share Exchange (the "Agreement") with South Xinjiang Power Holdings Limited, a Hong Kong corporation ("South Xinjiang"), and Mr. Wang Lei ("Shareholder"), the sole shareholder of South Xinjiang. Pursuant to the Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of South Xinjiang in exchange for the issuance of 1,338,150 shares of the common stock. South Xinjiang owns a power plant in Xinjiang, a northwestern province in China and in the event of completion of the share exchange transaction contemplated by the Agreement, South Xinjiang will be a wholly-owned subsidiary of the Company. The acquisition is expected to be completed in April 2005.

         On January 21, 2005, 700,000 shares of common stock were issued to three consultants for consulting services, and the terms of the services are from January 11, 2005 through January 10, 2006.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There was no change in our certifying accountant for the period of January 1, 2004 to December 31, 2004.

ITEM 8A CONTROLS AND PROCEDURES

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15. The Company awares of and understand that because our major operations are located China, coordinating the controls and disclosures environment in China with the regulatory environment in the United States requires constant effort by the Company and the Company may not at all times be in compliance with all of the specific requirements on controls and procedures of internal control on financial reporting. However, the Company has identified this aspect as an area for improvement and is taking measures to train its staff for better compliance.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of our company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

RESIGNATION OF DIRECTORS

         On September 29, 2004 the following directors of the Registrant resigned from the Board of Directors:

         Wang Shao Hua
         Yu Yin Tian
         Yin Liang Pei
         Wang Yun Fen
         Wang Yu Fei

         The resignations were not the result of any known disagreements with the Registrant on any matter relating to the Registrant operations, policies or practices.

APPOINTMENT OF NEW DIRECTORS

         On September 29, 2004, Gao Wan Jun, the sole remaining member of the Board of Directors, appointed the following persons to fill the vacancies on the Board created by the resignations of the previous directors:

Guo Yuan Wang
-------------

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

Lun Xing
--------

         Mr. Xing began his career with Xin Jiang YaKeLa Carbon Black Limited in 2000 as an assistant plant manager. Currently, he is responsible for overall production, engineering, research and development, quality control, procurement, and the day-to-day operations of YaKeLa. Before joining YaKeLa, Mr. Xing began his career at Chongqing Yongchuan as maintenance engineer in 1985. He spent fifteen years at the Chongqing Yongchuan Chemical Production Company as operations manager, production manager and maintenance manager for carbon black plant. He obtained his bachelor's degree in Chemical Engineering from Sichuan Luzhou Chemical Colledge.

Mei Qi Zhang
------------

         Ms. Zhang has been the financial controller of Xin Jiang YaKeLa Carbon Black Limited since 2001. Prior to that time she held several positions with Xinjiang Tianke Chemical Company as accountant, accounting directors, and financial controller. She obtained her bachelor's degree in accounting from Xinjiang Communication College in China.

Liang Min Zhou
--------------

         Mr. Zhou began his career with Xin Jiang YaKeLa Carbon Black Limited as manager of quality control since 2001. Prior to joining YaKeLa, he held various positions with the Chongqing Yongchuan Chemical Production Company, including controls engineer and manager of automation. Mr. Zhou obtained his bachelor's degree in electrical engineering from Sichuan Chengdu Scientific University.

Qing Guang Kong
---------------

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

         The following table summarizes the information of the directors and executive officers of our Company:

         NAME               POSITION                                  DATE OF APPOINTMENT
         ----               --------                                  -------------------
         Guo Yuan Wang      Director and Chief Executive Officer      September 29, 2004
         Mei Qi Zhang       Director and Chief Financial Officer      September 29, 2004
         Lun Xing           Director                                  September 29, 2004
         Liang Min Zhou     Director                                  September 29, 2004
         Qing Guang Kong    Director                                  September 29, 2004

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. Our articles of incorporation and bylaws provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10. EXECUTIVE COMPENSATION

      The executives of the Company received no compensation from the Company for the year of 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of common stock as of March 9, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

         Name                               Position Held        Shares Owned       % Owned
         ----                               -------------        ------------       -------
         Guo Yuan Wang                      Director and CEO       5,029,731        71.71%
         Huayang International Trust (1)                              90,000         1.28%
         Mei Qi Zhang                       Director and CFO               0          0%
         Lun Xing                           Director                       0          0%
         Liang Min Zhou                     Director                       0          0%
         Qing Guang Kong                    Director                       0          0%

         ALL DIRECTORS AND EXECUTIVE OFFICERS AS A WHOLE           5,029,731      71.71%

(1) Gao Wan Jun is the former director and CEO of the Company and he is also the trustee of the Huayang International Trust and he and his family are the beneficiaries of the trust. Accordingly, they may be deemed to be the beneficial owners of the shares owned by such trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         NONE

ITEM 13. EXHIBITS

            (a) The Exhibits listed below are filed as part of this Annual
Report

         3.1 Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 20, 2000).

         3.1a. Amendment to the Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 20, 2000).

         3.1b. Amendment to theArticles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 20,
                  2000).

         3.2 Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 20, 2000).

         31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEE

         The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of our annual financial statements and reviews of our interim financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2004: $76,700     - Weinberg & Company, P.A.
2003: $39,000     - Weinberg & Company, P.A.
      $20,000     - Thomas Leger & Co., LLP

ALL OTHER FEES

         The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were:

2004: $7,700      - Weinberg & Company, P.A.

2003: $0          - Thomas Leger & Co., LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 28, 2005                By: /s/ Guo Yuan Wang
-----  --------------                    ------------------------------------
                                         Chief Executive Officer and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                                                   DATE
---------            -----                                                                   ----
Guo Yuan Wang        Chairman and Chief Executive Officer (Principal Executive Officer)      March 28, 2005
                     and Director

Mei Qi Zhang         Chief Financial Officer (Principal Financial Officer) and Director      March 28, 2005

Lun Xing             Director                                                                March 28, 2005

Liang Min Zhou       Director                                                                March 28, 2005

Qing Guang Kong      Director                                                                March 28, 2005
