Form 10QSB
period 2005-03-31
CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
filed 2005-05-23
CIK 1110569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


        [X] Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 31, 2005

       [_] Transition report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
             For the transition period from _________ to _________


                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.

                                 ______________

                 (Name of Small Business Issuer in Its Charter)

            NEVADA                 Commission File No:      58-1667944
(State or other jurisdiction of        0-29015          (I.R.S. Employer
incorporation or organization)                          Identification No.)

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

                                                                  Yes [X] No [_]

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock               Outstanding as March 31, 2005
--------------------------------------------------------------------------------
Common Stock, $0.12 par value                                         8,013,687

Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information                                          PAGE
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2005        3
             (Unaudited) and December 31, 2004


             Condensed Consolidated Statements of Income and Comprehensive     4
             Income (Unaudited) for the Three Months Ended March 31, 2005 (Consolidated) and 2004

             Condensed Consolidated Statements of Cash Flows (Unaudited)       5
             for the Three Months Ended March 31, 2005 (Consolidated) and
             2004

             Notes to Condensed Consolidated Financial Statements              7
             (Unaudited)

    Item 2.  Management's Discussion and Analysis or Plan of Operation        13

    Item 3.  Controls and Procedures                                          17

PART II.     Other Information

    Item 1.  Legal Proceedings                                                19

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      19

    Item 3.  Defaults Upon Senior Securities                                  19

    Item 4.  Submission of Matters to a Vote of Security Holders              19

    Item 5.  Other Information                                                19

    Item 6.  Exhibits                                                         20

SIGNATURES                                                                    22

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31, 2005    DECEMBER 31,
                                                        (UNAUDITED)         2004
                                                      --------------   --------------
                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash and cash equivalents                            $      343,695   $      172,616
  Accounts receivable, net of allowance
   for doubtful accounts of $56,690 and
   $50,750, respectively                                   2,203,891        1,822,115
  Inventories                                                373,490          361,628
  Notes receivable                                           275,952          213,204
  Other receivables and prepayments                           18,089           11,684
  Advances to suppliers                                       87,903           30,460
  Due from employees                                          28,288               --
                                                      --------------   --------------
      Total Current Assets                                 3,331,308        2,611,707

  PLANT AND EQUIPMENT, NET                                 2,729,380        2,814,296
                                                      --------------   --------------

  TOTAL ASSETS                                        $    6,060,688   $    5,426,003
  ------------                                        ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $      769,861   $      602,687
  Bank loans                                                 102,408               --
  Notes payable                                               66,453           66,453
  Customer deposits                                           60,700           10,060
  Other taxes payable                                        120,263          130,370
  Income taxes payable                                        61,765               --
  Payroll and welfare payable                                 73,042           61,909
  Due to related parties                                      84,640           72,456
                                                      --------------   --------------
      Total Current Liabilities                            1,339,132          943,935
                                                      --------------   --------------

SHAREHOLDERS' EQUITY
 Common stock, $0.12 par value, 50,000,000 shares
   authorized, 8,013,687 and 7,013,687 shares
   issued and outstanding, respectively                      961,642          841,642
  Additional paid-in capital                               4,813,981        4,621,981
  Deferred consulting expenses                              (388,372)        (278,341)
  Reserve fund                                               146,447          146,447
  Due from related parties                                  (238,864)        (214,699)
  Accumulated deficit                                       (573,588)        (635,274)
  Accumulated other comprehensive income                         310              312
                                                      --------------   --------------
   Total Shareholders' Equity                              4,721,556        4,482,068
                                                      --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $    6,060,688   $    5,426,003
------------------------------------------            ==============   ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
       CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -------------------------------
                                                                         2005
                                                                    (CONSOLIDATED)        2004
                                                                    --------------   --------------
REVENUES                                                            $      792,876   $      767,421

COST OF GOODS SOLD                                                        (357,781)        (515,519)
                                                                    --------------   --------------

GROSS PROFIT                                                               435,095          251,902

   General and administrative expenses                                    (133,045)         (39,984)
   Amortization of deferred consulting expenses                            (99,969)              --
   Selling and distribution expenses                                       (85,484)         (61,845)
                                                                    --------------   --------------

INCOME FROM OPERATIONS                                                     116,597          150,073

   Interest (expense) income, net                                           (7,877)             266
   Other (expense) income, net                                                (115)          45,562
                                                                    --------------   --------------

INCOME  BEFORE INCOME TAXES AND EXTRAORDINARY GAIN                         108,605          195,901

   Income taxes                                                            (61,765)              --
                                                                    --------------   --------------

INCOME  BEFORE EXTRAORDINARY GAIN                                           46,840          195,901

   Extraordinary gain from allocation of negative goodwill                  14,846               --
                                                                    --------------   --------------

NET INCOME                                                                  61,686          195,901
                                                                    --------------   --------------

FOREIGN CURRENCY TRANSLATION LOSS                                               (2)            (191)
                                                                    --------------   --------------

COMPREHENSIVE INCOME                                                $       61,684   $      195,710
--------------------                                                ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                                                        7,804,798        6,000,000
                                                                    ==============   ==============

Income per common share from operations, basic and diluted          $         0.01   $         0.03
                                                                    ==============   ==============

Income per common share from extraordinary gain, basic and diluted  $         0.00   $           --
                                                                    ==============   ==============

Net income per common share, basic and diluted                      $         0.01   $         0.03
                                                                    ==============   ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -------------------------------
                                                               2005             2004
                                                          (CONSOLIDATED)
                                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $       61,686   $      195,901
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for bad debts                                           5,940               --
 Depreciation                                                     89,229           89,046
 Amortization of deferred consulting expenses                     99,969               --
 Allocation of negative goodwill                                 (14,846)              --

CHANGES IN OPERATING ASSETS AND LIABILITIES,
  NET OF THE EFFECTS OF ACQUISITION

DECREASE (INCREASE) IN
 Accounts receivable                                             (66,783)        (447,622)
 Inventories                                                     (11,862)         267,191
 Other receivables and prepayments                                (5,145)          23,698
 Advances to suppliers                                           (57,443)          (1,299)
INCREASE (DECREASE) IN
 Accounts payable and accrued expenses                            94,218           21,776
 Customer deposits                                                 9,398            5,355
 Other taxes payable                                             (10,107)         (13,458)
 Payroll and welfare payable                                      11,133              229
 Income taxes payable                                             61,765               --
                                                          --------------   --------------
   Net Cash Provided By Operating Activities                     267,152          140,817
                                                          --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash from acquisition of subsidiary                               4,906               --
 Purchases of land use right                                      (4,313)              --
 Purchases of plant and equipment                                     --         (160,008)
 Notes receivable                                                (62,748)        (145,581)
 Due from related parties                                        (24,165)              --
 Due from employees                                              (21,724)              --
                                                          --------------   --------------
      Net Cash Used In Investing Activities                     (108,044)        (305,589)
                                                          --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Due to related parties                                           12,184           21,909
 Repayment of bank loan                                             (211)              --
                                                          --------------   --------------
      Net Cash Provided By Financing Activities                   11,973           21,909
                                                          --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             171,081         (142,863)

 Effect of exchange rate changes on cash                              (2)            (191)
 Cash and cash equivalents, beginning of period                  172,616          183,208
                                                          --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      343,695   $       40,154
----------------------------------------                  ==============   ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
        (FORMERLY HUAYANG INTERNATIONAL HOLDINGS, INC.) AND SUBSIDIARIES
                         CONDENSED STATEMENT OF CASHFLOW
                                   (UNAUDITED)

SUPPLEMENTARY CASH FLOW INFORMATION


                                                    For the Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2005            2004
                                                  (Consolidated)

1. Interest paid                                  $        7,877  $           --
2. Income taxes paid                              $           --  $           --

3. On January 10, 2005, the Company completed the acquisition of AT Group, Ltd. for $135,282 by the issuance of 300,000 shares of common stock at the price of $0.34. The following represents the assets purchased and liabilities assumed at the acquisition date:

Fixed assets                                                            $ 18,436
Cash and cash equivalents                                                  4,906
Accounts receivable                                                      320,933
Other receivable and prepayments                                           1,260
Due from employees                                                         6,565
                                                                        --------

Total assets purchased                                                   352,100
                                                                        --------

Short-term loan                                                         $102,619
Accounts payable                                                          65,719
Advance from customers                                                    41,242
Due to employees                                                           7,238
                                                                        --------
Total liabilities assumed                                                216,818
                                                                        --------

Net assets acquired                                                      135,282

Total consideration paid                                                $102,000

Negative goodwill                                                       $ 33,282
                                                                        --------

     Negative goodwill of $18,436 was allocated to the fixed assets acquired. The remaining balance of $14,846 is being amortized over 10 years, and $371 was recognized as other income for three months ended March 31, 2005.

4. The Company issued 700,000 shares of common stock valued at $210,000 for consulting services in 2005.

5. During the three months ended March 31, 2004, the Company had the following non-monetary transactions and no gain or loss was recognized:

     - Received inventories valued at $206,263 in settlement of outstanding accounts receivable of $206,263.

     - Received vehicles and machinery valued at $62,223 in settlement of outstanding others receivable of $62,223

            CHINA ENERGY & CARBON BLACK HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of China Energy & Carbon Black Holdings, Inc. (the "Company", "we", "us", "our" or "CHEY") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.


NOTE 2 - NATURE OF COMPANY

     Our company was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "CHEY". The Company was formerly known as Huayang International Holdings, Inc. and before January 5, 1996 the Company was named as Power Capital Corp. ("PCC")

     On August 5, 2004, HIHI completed a share exchange (the "Exchange") with the stockholders of China Carbon Black Holdings Company Limited, a Company incorporated under the laws of Hong Kong SAR ("CCB"), pursuant to the terms of an Agreement for Share Exchange, dated July 15, 2004. In the Exchange, HIHI acquired all of the issued and outstanding stock of CCB in exchange for the issuance of 6,000,000 (after 6:1 reverse split) shares of its common stock. The Exchange resulted in a change of voting control of the Company.

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

     On January 1, 2005, we entered into an Agreement for Share Exchange (the "Agreement") with AT Group Limited, a Hong Kong corporation ("AT Group") and the individual shareholders of AT Group ("Shareholders"). Pursuant to the Agreement, we agreed to issue 696,045 shares of restricted common stock to the Shareholders in exchange for 100 shares of AT Group, representing 100% of the issued and outstanding shares of AT Group.

     On January 10, 2005, the Agreement was amended to reduce the number of shares of our common stock to be issued in the share exchange from 696,045 to 300,000. In all other respects, the terms of the original Agreement remain valid and binding. We completed the share exchange process and issued 300,000 shares of our common stock to the shareholders of AT Group in exchange for 100 shares of AT Group representing 100% of the issued and outstanding stock of AT Group. As consideration for the purchase of the ownership interest in AT Group, CHEY issued 300,000 shares of restricted stocks of CHEY to John C Y Chiu, the shareholder of AT Group. Following completion of the share exchange transaction, AT Group became our wholly-owned subsidiary.

     On January 14, 2005, we entered into an Agreement for Share Exchange (the "South Xinjiang Agreement") with South Xinjiang Power Holdings Limited, a Hong Kong corporation ("South Xinjiang"), and Mr. Wang Lei ("South Xinjiang Shareholder"), the sole shareholder of South Xinjiang. Pursuant to the Agreement, we agreed to acquire 100% of the issued and outstanding shares of South Xinjiang in exchange for the issuance of 1,338,150 shares of our common stock. South Xinjiang owns a power plant in Xinjiang, a northwestern province in China, with an estimated asset net asset value of approximately $1,000,000. As of March 31, 2005 and the date of this report, the transaction was not completed.

NOTE 3 - USE OF ESTIMATES

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

NOTE 4 - EARNING PER SHARE

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There was no dilutive securities or common stock equivalent outstanding as of March 31, 2005.


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUTMENTS

     The carrying value of financial instruments including cash and cash equivalents, accounts receivable, notes receivable, other receivables and prepayments, advance to suppliers, accounts payable and accrued expenses, bank loans, notes payable, other payables, customers deposits and due to/from related parties and employees, approximates their fair value at March 31, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.


NOTE 6 - FOREIGN CURRENCY CONVERSION

     The Company's financial information is presented in US dollars. The functional currency Renminbi (RMB) of the Company is translated into United States dollars from RMB at quarter / year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.


                                                        2005        2004
                                                     ----------  ----------
        Quarter / Year end RMB : US$ exchange rate     8.2765      8.2765
        Average yearly RMB : US$ exchange rate         8.2765      8.2766

     The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

NOTE 7 - REVENUE RECOGNITION

     AT Group, a wholly owned subsidiary of the Company acquired on January 5, 2005 engages in computer applications and systems maintenance services. Revenue is recognized based on service contracts ratably over the applicable contract periods or as services are performed. Customers pay AT Group for the services rendered either in advance at the beginning of the servicing period or after the completion of the service contract. The Company recognizes revenues as earned. Amounts billed and collected before the services are performed are recorded as deferred revenue.


NOTE 8 - NOTES RECEIVABLE

     YaKeLa, a wholly owned Chinese subsidiary of the Company, accepted bank notes from customers as a way to settle their trade receivables due. These bank notes are recorded as notes receivable. The balance of notes receivables amounted to $275,952 as of March 31, 2005, an increase of $62,748 as compared to $213,204 as of December 31, 2004.


NOTE 9 - NOTES PAYABLE

     YaKeLa, a wholly owned Chinese subsidiary of the Company, has a notes payable balance of $66,453 as of March 31, 2005, among which $36,247 was extended from the due date of March 31, 2005 to May 30, 2005. The remaining $30,206 was settled on its due date of April 30, 2005. All the notes payable bear no interest.


NOTE 10 - STOCK BASED COMPENSATION AND DEFERRED CONSULTING EXPENSES

     On January 24, 2005, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to issue 700,000 shares of common stock to three consultants for consulting services to be provided for a 12 month period. The shares were valued based on the closing market price of the Company's common stock on the date of the agreement ($0.30 per share) for a total value of $210,000. The amount is being amortized over the term of the contracts, resulting in $52,500 being included in consulting expense for the quarter ended March 31, 2005 and deferred consulting expense of $157,500 at March 31, 2005, which is included in shareholders' equity in the accompanying condensed consolidated balance sheet.

     There was no warrants or options outstanding as of March 31, 2005.

NOTE 11 - INCOME TAX

     YaKeLa, a wholly owned Chinese subsidiary of the Company, was entitled to an income tax exemption from 2002 to 2004. From 2005, the tax exemption period expired and YaKeLa was subject to 33% income tax rate according to its profit earned in China. As such, an income tax expense of $61.765 was provided for the first quarter of 2005.


NOTE 12 - BANK LOANS

     The Company, through its wholly owned Hong Kong subsidiary AT Group, has two bank loans with an aggregate balance of $102,408 as of March 31, 2005. The bank loans are revolving credit facilities granted by Bank of East Asia and Dao Heng Bank, two registered retail banks in Hong Kong. These borrowings are short term borrowings without specific pledge on any of AT Group's assets and bear interest at a premium amount on the prevailing Hong Kong Interbank Offer Rate.

NOTE 13 - BUSINESS COMBINATION

     On January 1, 2005, the Company entered into an Agreement for Share Exchange (the "Agreement") with AT Group Limited, a Hong Kong corporation ("AT Group") and the individual shareholders of AT Group ("Shareholders") as described in NOTE 2 of this report.

     The following summarizes the acquisition:

Issuance of 300,000 shares of common stock valued
at an average stock price of $0.34 per share                          $ 102,000
Assets acquired                                                        (352,100)
Liabilities assumed                                                     216,818
Negative goodwill                                                        33,282
                                                                      ---------
                                                                      $      --
                                                                      =========

Negative goodwill proportionally applied to long term assets          $  18,436
Negative  goodwill  recognized as an extraordinary gain in
the statement of income and comprehensive income                         14,846
                                                                      ---------

Total                                                                 $  33,282
                                                                      =========


     The following unaudited pro forma combined condensed statements of income for the quarter ended March 31, 2004 have been prepared as if the acquisition had occurred on January 1, 2004. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                                 3 MONTHS ENDED
                                                                 MARCH 31, 2004
                                                             PRO FORMA COMBINED
                                                                    (UNAUDITED)
                                                             ------------------

        REVENUES                                             $          832,096

        GROSS PROFIT                                                    297,164

        INCOME FROM OPERATIONS                                          (73,207)

        NET LOSS                                             $          (27,379)
                                                             ==================

        NET LOSS PER SHARE, BASIC AND DILUTED                $            (0.01)

        WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
        BASIC AND DILUTED                                             6,300,000

NOTE 14 - SEGMENT INFORMATION

     The Company's reportable segments for 2005 are YaKeLa and AT Group, which represent the operations of the Company's significant business operations. YaKeLa engages in carbon black sales and manufacturing in China and AT Group engages in computer applications and systems maintenance services primarily in Hong Kong. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's corporate related items, and, as it relates to segment income (loss), income and expense not allocated to reportable segments:

                        YaKeLa    AT GROUP       OTHER        TOTAL
                    ----------  ----------  ----------   ----------


Revenue             $  668,611  $  124,265  $        0   $  792,876

Income/(Loss) from     189,270      24,522     (97,195)     116,597
operations

Total asset         $5,677,818  $  382,870  $        0   $6,060,688


     No segment information is presented for 2004 since the Company operated in one segment (carbon black) during that period.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and Quarterly Report on Form 10-QSB for the quarter ended January 31, 2004.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Energy & Carbon Black Holdings, Inc. is referred to herein as "the Company", "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) our attempt to enter into the technology sector and whether we can successfully incorporate such business into our operations; (b) our low cash balances which may impede our ability to grow our business and compete against our competitors and other liquidity related risks discussed below under "Liquidity and Capital Resources"; (c) any economic, political, regulatory, legal and social conditions in China that may negatively affect our business; and (d) our dependence upon funding from related companies. Statements made herein are as of the date of the filing of this period report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

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

The Company does not have any reserves against its inventories at quarter ended March 31, 2005 and year ended December 31, 2004. Management's estimation that there are no reserves is based on the current facts that the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, the Company could realize significant write downs for slow moving inventories.

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

The majority of the Company's revenue results from sales contracts with distributors and revenue are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004
------------------------------------------------------------------------------

Revenues, Cost of Revenues and Gross Margin
-------------------------------------------

Revenues for the quarter ended March 31, 2005 were $792,876 an increase of $25,455 from $767,421 for the quarter ended March 31, 2004. The sales revenues of different brands of our products in first quarter of 2005 compared to 2004 were as follows:

                                             Quarter ended March 31,
                                             ----------------------
                                                                     Increase /
                                                2005        2004     (decrease)
                                             ----------  ----------  ----------

Revenue from YaKeLa
  Half complement carbon black               $  606,166  $  461,881  $  144,285
  Ultra pure carbon black                        61,228     244,814    (183,586)
  Auxiliary services and by products              1,217      60,726     (59,509)
                                             ----------  ----------  ----------
Total for YaKeLa                                668,611     767,421     (98,810)

Service revenue from AT Group                   124,265          --     124,265

                                             ----------  ----------  ----------
TOTAL                                        $  792,876  $  767,421  $   25,455
                                             ==========  ==========  ==========

Our decreases in sales revenues from YaKeLa in the first quarter of 2005 were mainly attributable to the decrease in our sales of ultra pure carbon. Compared to same quarter in 2004, the sales of half complement carbon black increased by 31% while ultra pure carbon black sales decreased by 75%. Also, compared to the same quarter in 2004, our sales revenue from auxiliary services and byproducts decreased by 98% in the first quarter of 2005. The reduction in sales revenue from ultra pure carbon black and byproducts contributed to the reduction of our total sales revenue by 13%. However, the overall revenue increased by $25,455 in the first quarter of 2005 compared to the same quarter last year, which was mainly attributable to the revenue amounting to $124,265 from AT Group.

 Cost of revenues for the quarter ended March 31, 2005 were $357,781, a decrease of $157,738 from $515,519 for the quarter ended March 30, 2004. The costs of sales of different brands of our products in first quarter of 2005 compared to the same quarter of 2004 were as follows:


                                             Quarter ended March 31,
                                             ----------------------
                                                                     Increase /
                                                2005        2004     (decrease)
                                             ----------  ----------  ----------

Cost of sales from YaKeLa
  Half complement carbon black               $  280,427  $  264,953  $   15,474
  Ultra pure carbon black                        46,002     208,695    (162,693)
  Auxiliary services and by products              1,878      41,871     (39,993)
                                             ----------  ----------  ----------
Total for YaKeLa                                328,307     515,519    (187,212)

Cost of sales from AT Group                      29,474          --      29,474

                                             ----------  ----------  ----------
TOTAL                                        $  357,781  $  515,519  $ (157,738)
                                             ==========  ==========  ==========


The majority of increases in costs of sales in the first quarter of 2005 when comparing the same quarter in 2004 related to increase of sales of our products of half complement carbon black. Cost of sales of half complement carbon black increased by $15,474 or 6% in first quarter of 2005 as compared to the same quarter in 2004 as a result of increase in sales of half complement carbon black. However, the increase is cost was not proportional to increase in revenue due to unit cost of raw material in production of half complement carbon black decreased in first quarter of 2005 compared to the same quarter in 2004. The cost of ultra pure carbon black decreased by 78% in first quarter of 2005 as compared to the same quarter in 2004 as a result of decrease in sales of ultra pure carbon black in the same quarter. In the first quarter of 2005, AT Group incurred an cost of sales of $29,474.


The cost of sales of our auxiliary services and byproducts decreased by $39,993 as a result of sales decreased by $59,509 in first quarter of 2005 against the same quarter in 2004.


Our percentage profit margin for the first quarter of 2005 increased to 55% from 33% as compared to the same quarter last year. It was mainly attributable to the increase in percentage profit margin for our half complement carbon black, which was due to the decrease in the unit cost of our raw material for production of half complement carbon black.

The overall profit margin increased to $435,095 in the first quarter of 2005 against $251,902 in the same quarter in 2004.


General and Administrative Expenses
-----------------------------------

General and administrative expenses amounted to $133,045 for the quarter ended March 31, 2005, an increase of $93,061 from $39,984 for the same quarter in 2004. The increase in general and administrative expenses for the quarter ended March 31, 2005 against the same quarter in 2004 was as follows:

                                             Quarter ended March 31,
                                             ----------------------
                                                                     Increase /
                                                2005        2004     (decrease)
                                             ----------  ----------  ----------
     General and Administrative Expenses
     Staff salary                            $    3,676  $    5,776  $   (2,100)
     Office expenses                             56,315      34,208      22,107
     Bad debt provisions                          5,940          --       5,940
     Overhead of AT Group                        67,114          --      67,114
                                             ----------  ----------  ----------
     TOTAL                                   $  133,045  $   39,984  $   93,061
                                             ==========  ==========  ==========


Although we reduced our staff salary expenses by $2,100 in the first quarter of 2005 compared to same quarter in 2004, we incurred additional office expenses and bad debt provisions by $22,107 and $5,940, respectively. Also, there was an increase in overhead cost incurred by AT Group amounted to $67,114, which did not happened in the first quarter of 2004.


Amortization of Deferred Consulting Expenses
--------------------------------------------

Amortization of deferred consulting expenses amounted to $99,969 for the quarter ended March 31, 2005 as a result of the issuance of common stocks for consulting services. There was no deferred consulting expense related to any stock issued to consultants in the same period of 2004.


Selling and Distribution Expenses
---------------------------------

Selling and distribution expenses totaled $85,484 for the quarter ended March 31, 2005, an increase of $23,639 from $61,845 for the same quarter ended 2004. The majority of this increase was due to higher selling activity in the first quarter of 2005 over 2004 that resulted in an increase in transportation fees, consumable and other overhead of $15,727, $5,829 and $2,083, respectively.


Other income (expense)
----------------------

Other expense for the quarter ended March 31, 2005 amounted to $115 against other income of $45,562 for the same quarter ended 2004. The reason for the change in other income (expense) was due to receiving car lease income in the net amount of $15,155 in the first quarter of 2004, which we did not have in 2005. Also in the first quarter of 2004 we received a subsequent receivable payment of $32,295, which was previously provided as a bad debt provision in 2003. Such amount was recognized in other income in 2004, which did not happen in the same quarter of 2005.


Income taxes
------------

Our income taxes expense amounted to $61,765, as compared to no income taxes for the same quarter last year. YaKeLa, the wholly owned Chinese subsidiary of the Company, was entitled to the income tax exemption from 2002 to 2004. From 2005, the tax exemption period expired and YaKeLa was subject to 33% income tax rate according to its profit earned in China.


Liquidity and Capital Resources
-------------------------------

Cash

Our cash balance amounted to $343,695 as of March 31, 2005, an increase of $171,079 as compared to $172,616 as of December 31, 2004.

In the first quarter of 2005, our cash flow from operating activities amounted to $267,152, an increase of $126,335 from the same quarter in 2004. In the first quarter of 2005 we had a net income of $61,686, a non cash amortization of consultant expenses and depreciation amounted to $189,198 and increase in account and tax payable of $155,983 that contributed to increase in cash flow from operations, offset by increase in accounts receivable and advances to suppliers amounted to $66,783 and $57,443, respectively.

CHEY is currently funding its operations from its cash flow generated from operations. We believe that CHEY can operate substantially without constraint in cash flow as long as it is profitable, as to which there can be no assurance. Our existing cash balance of $343,695 as of March 31, 2005 should be able to fund the operations for approximately eight months to one year to support our cash expenditures in general and administrative activities without the need for cash inflow from our normal operations.


Working Capital

Our working capital amounted to $1,992,176 as of March 31, 2005, of which our current assets amounted to $3,331,308 while our current liabilities amounted to $1,339,132.



ITEM 3   CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures of our Form 10KSB before it was filed with the Commission. The audit group made their evaluation pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") to the maximum possible extent and to the best knowledge of the audit group. Based upon our evaluation, our Chief Executive Officer and our Chief Financial

Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15. However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. However, at this time the Company makes no representation that it's systems of internal control comply with Section 404 of the Sarbanes Oxley Act.

PART II  OTHER INFORMATION


ITEM 1        LEGAL PROCEEDINGS

We are not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceeding.

ITEM 2        CHANGES IN SECURITIES

Common Stock Issued For Consulting Services
-------------------------------------------

The shares were issued to the shareholders of AT Group Limited in exchange for their shares in that company. The shares were issued in reliance upon an exemption from registration provided by Regulation S.

Common Stock Issued for Acquisition of AT Group
-----------------------------------------------

On January 1, 2005, the Company entered into an Agreement for Share Exchange with AT Group Limited. See NOTE 2.

On January 10, 2005, the Agreement was amended to reduce the number of shares of our common stock to be issued in the share exchange from 696,045 to 300,000 and the Company issued 300,000 shares for the acquisition on the same date for completion of transaction. See NOTE 9 - BUSINESS COMBINATION.


ITEM 3        DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5        OTHER INFORMATION

     None

ITEM 6        EXHIBITS

(a) Exhibits

     Exhibit Number  Description
     --------------  -----------

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CHINA ENERGY & CARBON BLACK HOLDINGS, INC.


         /s/ Guo Yuan Wang
         -----------------------------------------------
         Chairman, President and Chief Executive Officer

         Date: May 23, 2005


         /s/ Mei Qi Zhang
         -----------------------------------------------
         Chief Financial Officer

         Date: May 23, 2005