Form 10KSB/A
period 2004-12-31
CHINA ENERGY & CARBON BLACK HOLDINGS, INC.
filed 2005-08-01
CIK 1110569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB/A

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

ITEM 8A CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation performed by the Company's certifying officers, they have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of achievement of the objectives described above.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



Date:  August 1, 2005                By: /s/ Guo Yuan Wang
-----  --------------                    ------------------------------------
                                         Chief Executive Officer and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                                                   DATE
---------            -----                                                                   ----
Guo Yuan Wang        Chairman and Chief Executive Officer (Principal Executive Officer)      August 1, 2005
                     and Director

Mei Qi Zhang         Chief Financial Officer (Principal Financial Officer) and Director      August 1, 2005

Lun Xing             Director                                                                August 1, 2005

Liang Min Zhou       Director                                                                August 1, 2005

Qing Guang Kong      Director                                                                August 1, 2005
